Form 10-Q
period 2016-03-31
Resource Apartment REIT III, Inc.
filed 2016-06-10
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-207740

RESOURCE APARTMENT REIT III, Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-4608249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of June 10, 2016, there were 20,000 outstanding shares of common stock of Resource Apartment REIT III, Inc.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and our total assets consist of the investment of $200,000 by Resource Apartment REIT III Advisor, LLC (our "Advisor"). Because we have not identified any real estate assets to acquire with proceeds from our initial public offering, we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•
We are dependent on our Advisor to select investments and conduct our operations. Our Advisor has no prior operating history and no prior experience operating a public company. This inexperience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities, Inc. (our "Dealer Manager") and other entities affiliated with Resource Real Estate, Inc. (our "Sponsor"). As a result, these individuals will face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•
We will pay substantial fees to and expenses of our Advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•
Our Advisor and its affiliates will receive fees in connection with transactions involving the acquisition and management of our investments. These fees will be based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would be in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount.

•	We may lack property diversification if we do not raise substantially more than the minimum offering in our initial public offering.

•
Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

•
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our Sponsor, which could limit our ability to make distributions and could decrease the value of an investment in us.

•
Our failure to qualify as a real estate investment trust for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-207740) filed with the Securities and Exchange Commission, as the same may be amended and supplemented from time to time.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$200,000	$200,000
Total assets	$200,000	$200,000

STOCKHOLDER'S EQUITY

Stockholder's equity:
Preferred stock (par value $0.01; 10,000,000 shares authorized, none issued and outstanding)	$—	$—
Convertible stock (par value $0.01; 50,000 shares authorized, none issued and outstanding)	—	—
Class A common stock (par value $0.01; 250,000,000 shares authorized, 20,000 issued and outstanding)	200	200
Class T common stock (par value $0.01; 750,000,000 shares authorized, none issued and outstanding)	—	—
Additional paid-in capital	199,800	199,800
Retained earnings	—	—
Total stockholder's equity	$200,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the “Company”) was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. The Company will determine its net asset value ("NAV") on a date no later than two years and 150 days after the Company raises $2.0 million in gross offering proceeds in the initial public offering (the "NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to its NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qaulifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Apartment REIT III Advisor, LLC (the "Advisor”), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“Resource America”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of common stock.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its “Sponsor”) multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets.
The Company will commence operations upon raising a minimum aggregate of $2.0 million in gross offering proceeds in its initial public offering, including shares purchased by its directors, officers, the Advisor and their respective affiliates. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2016, or the first year that the Company commences material operations, if later. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP.
Emerging Growth Company
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act”). The Company, however, has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable. Also, because the Company is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Securities and Exchange Act of 1934 (the “Exchange Act”), and will not be for so long as the Company’s shares of common stock are not traded on a securities exchange, the Company is not subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, so long as the Company is externally managed by the Advisor, it does not expect to be required to seek stockholder approval of executive compensation and "golden parachute" compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act. The Company will remain an emerging growth company for up to five years, although it will lose that status sooner if its revenues exceed $1.0 billion, it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of the common stock held by non-affiliates exceeds $700 million as of any June 30th.
Development Stage Company
The Company has not yet begun operations and is considered to be in the development stage.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Resource Apartment REIT III Holdings, LLC and Resource Apartment REIT III OP, LP. All intercompany accounts and transactions have been eliminated in consolidation.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Earnings per share is not presented in the Company’s financial statements as it not considered to be a meaningful measure.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates
Real Estate Investments
The Company will record acquired real estate at fair value. The Company will consider the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.
These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Loans Held for Investment
The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of the Company’s real estate loans receivable and an overstatement of the Company’s net income.
The Company may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan receivable is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to ten years.
The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g.,

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of the Company’s reported net income. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.
Revenue Recognition
The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The Company will make estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2016, or the first year that the Company commences material operations, if later. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that it cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Organization and Offering Costs
The Company expects to incur organization, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor on behalf of the Company.
Pursuant to the advisory agreement between the Company and the Advisor, the Company will be obligated to reimburse the Advisor for organization and other offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 4.0% of gross offering proceeds as of the termination of the initial public offering if the Company raises less than $500 million in the primary portion of the initial public offering and 2.5% of gross offering proceeds as of the termination of the initial public offering if the Company raises $500 million or more in the primary portion of the initial public offering.
As of March 31, 2016, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $979,000. These costs are not recorded in the consolidated financial statements of the Company because such costs are not a liability of the Company until the Company raises $2.0 million in offering proceeds from its initial public offering. Such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fees and organization and other offering costs incurred by the Company do not exceed 4.0% of gross offering proceeds as of the termination of the initial public offering if the Company raises less than $500 million in the primary portion of the initial public offering and 2.5% of gross offering proceeds as of the termination of the initial public offering if the Company raises $500 million or more in the primary portion of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as proceeds are raised in the offering. There can be no assurance that the Company’s plans to raise capital will be successful.

Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

that the guidance is applied from the beginning of the fiscal year of adoption. On January 1, 2016, the Company adopted ASU 2015-01 and the adoption had no impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. On January 1, 2016, the Company adopted ASU 2015-02 and the adoption had no impact on the Company's consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

 Accounting Standards Issued But Not Yet Effective

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, "Leases". which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of Resource America, or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor will earn an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor will earn a monthly asset management fee equal to 0.083% (one-twelfth of 1.0%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
Disposition fees. The Advisor will earn a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price.
Debt financing fees. The Advisor will earn a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds if the Company raises less than $500 million in the primary offering and 2.5% of gross offering proceeds if the Company raises more than $500 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

Relationship with Resource Apartment Manager III, LLC
Resource Apartment Manager III, LLC (the “Manager”), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager will earn a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties.
Construction management fees. The Manager will earn a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to a property.
Debt servicing fees. The Manager will earn a debt servicing fee equal to 2.75% of gross receipts from real estate-related debt investments.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager or other affiliates for such shared operating expenses.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering.
Dealer manager fee and selling commissions. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company will pay the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Distribution and shareholder servicing fee. Resource Securities will be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%.
NOTE 4 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of March 31, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. As of March 31, 2016, no shares of convertible stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 250 million shares of its $0.01 par value Class A common stock. As of March 31, 2016, there were 20,000 shares of Class A common stock issued and outstanding.
The Company's charter authorizes the Company to issue 750 million shares of its $0.01 par value Class T common stock. As of March 31, 2016, there were no shares of Class T common stock issued and outstanding.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
March 31, 2016
(unaudited)

NOTE 5 – SUBSEQUENT EVENTS

On May 23, 2016, Resource America, the parent corporation of Resource Real Estate, Inc., the sponsor of the Company, announced that it had entered into a definitive agreement to be acquired by C-III Capital Partners LLC (“C-III”), a commercial real estate services company engaged in a broad range of activities, including primary and special loan servicing, loan origination, fund management, CDO management, principal investment, investment sales and multifamily property management. The proposed merger is expected to close late in the third quarter or early in the fourth quarter of 2016, and is subject to approval by Resource America stockholders, regulatory approvals and other customary closing conditions.
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
Overview
Resource Apartment REIT III, Inc. is a recently formed Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which the we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Apartment REIT III Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect. As of the date of this report, we have not identified any properties or other investments in which there is a reasonable probability that we will invest.
Results of Operations
We were formed on July 15, 2015 and, as of the date of this filing, we are in our organizational and development stage. We will not commence any significant operations until we have raised the minimum offering amount of $2.0 million. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price of Class T shares is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price of Class T shares offered pursuant to the DRIP is $9.09 per share.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of March 31, 2016, we have not identified any additional sources of financing or additional investments.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
We currently have no outstanding debt. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we expect to leverage our assets in an amount equal to 55% to 60% of the cost of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the distribution and shareholder servicing fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 4.0% of our gross offering proceeds, as of the termination of the offering, if we raise less than $500 million. If we raise less than $500 million of gross proceeds in the offering, our Advisor has agreed to reimburse us to the extent that organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 2.5% of our gross offering proceeds, as of the termination of the offering. During our acquisition and development stage, we expect to make

(Back to Index)

(Back to Index)

payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.

(Back to Index)

(Back to Index)

Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-207740), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors set forth in our prospectus dated April 29, 2016, as supplemented or amended.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of common stock under our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer-manager for our offering. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price of Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of March 31, 2016, our Advisor has incurred costs on our behalf of approximately $979,000.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of the date of this quarterly report, we have not commenced any significant operations, as subscriptions for our stock pursuant to our initial public offering are being held in escrow until we raise the minimum offering amount of $2.0 million.
During the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)
4.4	Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016
10.1	Advisory Agreement between the Company and Resource Apartment Advisor III, LLC, dated April 28, 2016
10.2	Management Agreement by and among the Company, Resource Apartment OP III, LP and Resource Apartment Manager III, LLC, dated April 28, 2016
10.3	Dealer Manager Agreement by and between the Company and Resource Securities, Inc., dated April 28, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

June 10, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

June 10, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)