Form 10-Q
period 2016-06-30
Resource Apartment REIT III, Inc.
filed 2016-08-12
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 11, 2016, there were 243,722 outstanding shares of common stock of Resource Apartment REIT III, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$200,000	$200,000
Subscription receivable	2,000,000	—
Prepaid expense	131,548	—
Deferred offering costs	1,327,121	—
Total assets	$3,658,669	$200,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable and accrued expenses	$98,206	$—
Due to related parties	1,441,921	—
Total liabilities	1,540,127	—

Stockholder's equity:
Preferred stock (par value $0.01; 10,000,000 shares authorized, none issued and outstanding)	$—	$—
Convertible stock (par value $0.01; 50,000 shares authorized, none issued and outstanding)	—	—
Class A common stock (par value $0.01; 250,000,000 shares authorized, 242,222 and 20,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	2,422	200
Class T common stock (par value $0.01; 750,000,000 shares authorized, none issued and outstanding)	—	—
Additional paid-in capital	2,142,578	199,800
Accumulated deficit	(26,458)	—
Total stockholder's equity	2,118,542	200,000
Total liabilities and stockholder's equity	$3,658,669	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Expenses:
General and administrative	$26,458	$26,458
Total expenses	26,458	26,458

Net loss	$(26,458)	$(26,458)

Weighted average common shares outstanding	23,773	24,884

Basic and diluted loss per common share	$(1.11)	$(1.06)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount
	A Shares	T Shares	A Shares	T Shares
Balance at January 1, 2016	20,000	—	$200	$—	$199,800	$—	$200,000
Issuance of common stock	222,222	—	2,222	—	1,997,778	—	2,000,000
Offering costs	—	—	—	—	(55,000)	—	(55,000)
Net loss	—	—	—	—	—	(26,458)	(26,458)
Balance at June 30, 2016	242,222	—	$2,422	$—	$2,142,578	$(26,458)	$2,118,542

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(26,458)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	420
Due to related parties	23,288
Accounts payable and accrued expenses	2,750
Net cash provided by operating activities	—

Net decrease in cash	—
Cash at beginning of period	200,000
Cash at end of period	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the “Company”) was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share or Class T. The Company will determine its net asset value ("NAV") on a date no later than November 26, 2018 (the "NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to the NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Apartment REIT III Advisor, LLC (the "Advisor”), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of common stock.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its “Sponsor”) multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets.
On June 29, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, broke escrow and issued 222,222 shares of common stock in the offering to RAI. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2016, or the first year that the Company commences material operations, if later. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2016, are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2016
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
June 30, 2016
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
June 30, 2016
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
June 30, 2016
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
Organization and Offering Costs
The Company incurs organization, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor on behalf of the Company.
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
Through June 30, 2016, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.4 million. As of June 30, 2016, the Advisor has advanced $1.4 million of these costs on behalf of the Company. If the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. Organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as proceeds are raised in the offering. There can be no assurance that the Company’s plans to raise capital will be successful.
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
June 30, 2016
(unaudited)

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

In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-03 “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information:

Six Months Ended
June 30, 2016
Non-cash operating, financing and investing activities:
Subscription of common stock	$2,000,000
Due to Advisor for offering costs and other assets	(1,418,633)
Due to third parties for offering costs and other assets	(95,456)

NOTE 4 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI, or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful.
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders of RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control our Advisor and Resource Securities, Inc., the Company's dealer manager, and will control all of the shares currently held by RAI.
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
June 30, 2016
(unaudited)

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
Dealer manager fee and selling commissions. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company will generally pay the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sale of approximately 222,222 Class A shares to RAI.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2016
(unaudited)

The differences between the Class A and Class T shares relate to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class T shares will likely be lower than the distributions on the Class A shares for so long as the distribution and shareholder servicing fee applies because this fee is a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock:

	Class A Share	Class T Share
Initial Offering Price	$10.00	$9.47
Selling Commissions Paid by Company (per shares)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distributions and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09

(1) Each outstanding Class T share issued in the primary offering is subject to an annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each
Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering
(i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.

In the case of a Class T share purchased in the primary offering at a price equal to $9.47, the maximum distribution and shareholder servicing fee that may be accrued on that Class T share will equal $0.47. However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue on all outstanding Class T shares that were purchased in the primary offering within the previous five years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in the primary offering will be allocated among all outstanding Class T shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2016
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	June 30, 2016	December 31, 2015
Due to related parties:
Advisor
Organization and offering costs	$1,283,915	$—
Operating expense reimbursements (including prepaid expenses)	158,006	—
	$1,441,921	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fees earned / expenses incurred:
Advisor
Operating expense reimbursement	$26,458	$—	$26,458	$—
NOTE 5 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of June 30, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. As of June 30, 2016, no shares of convertible stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 250 million shares of its $0.01 par value Class A common stock. As of June 30, 2016, there were 242,222 shares of Class A common stock issued and outstanding.
The Company's charter authorizes the Company to issue 750 million shares of its $0.01 par value Class T common stock. As of June 30, 2016, there were no shares of Class T common stock issued and outstanding.
NOTE 6 – SUBSEQUENT EVENTS

On July 29, 2016, the Company entered into an agreement of sale to purchase an 11-unit multifamily apartment property located in Alexandria, Virginia from an unaffiliated seller for $2.5 million.

On August 5, 2016, the Board of Directors of the Company approved the issuance of 50,000 shares of convertible stock, $0.01 par value per share to the Advisor in exchange for 5,000 shares of Class A common stock.
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
Overview
Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which the we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Apartment REIT III Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect. As of the date of this report, we have identified one property in which there is a reasonable probability that we will invest, which is further described in Note 6 to our financial statements.
Results of Operations
We were formed on July 15, 2015 and, as of the date of this filing, we are in our organizational and development stage. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets. During the three and six months ended June 30, 2016 we incurred $26,458 in general and administrative expenses.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share Class T.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2016, we have identified one property in which there is a reasonable probability that we will invest, which is further described in Note 6 to our financial statements.
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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the distribution and shareholder servicing fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 4.0% of our gross offering proceeds, as of the termination of the offering, if we raise less than $500 million. If we raise more than $500 million of gross proceeds in the offering, our Advisor has agreed to reimburse us to the extent that organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 2.5% of our gross offering proceeds, as of the termination of the offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.

(Back to Index)

(Back to Index)

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-207740), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
Subsequent Events

On July 29, 2016, we entered into an agreement of sale to purchase an 11-unit multifamily apartment property located in Alexandria, Virginia from an unaffiliated seller for $2.5 million.

On August 5, 2016, our Board of Directors approved the issuance of 50,000 shares of convertible stock, $0.01 par value per share to the Advisor in exchange for 5,000 shares of Class A common stock.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of June 30, 2016.  When we commence significant operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors set forth in our prospectus dated April 29, 2016, as supplemented or amended.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report, we did not sell any unregistered securities.
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of common stock under our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer-manager for our offering. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share for Class T. As of June 30, 2016, our Advisor has incurred costs on our behalf of approximately $1.3 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of the date of this quarterly report, we have not commenced any significant operations, as we did not break escrow in out initial public offering until June 29, 2016 and we have not made any investments.

Share Repurchase Program

Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our board of directors ("Board") determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until July 12,
2018 (the "NAV pricing date"), which is two years and 150 days after we satisfied the minimum offering requirement. Prior to the
NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

(Back to Index)

(Back to Index)

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%

Notwithstanding the foregoing, until the NAV pricing date, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

a.	Not applicable

b.	Not applicable

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
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
4.4
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed June 16, 2016)

10.1
Advisory Agreement between the Company and Resource Apartment Advisor III, LLC, dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed June 16, 2016)

10.2
Management Agreement by and among the Company, Resource Apartment OP III, LP and Resource Apartment Manager III, LLC, dated April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed June 16, 2016)

10.3
Dealer Manager Agreement by and between the Company and Resource Securities, Inc., dated April 28, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed June 16, 2016)

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

August 12, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

August 12, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)