Form 10-Q/A
period 2016-06-30
Resource Apartment REIT III, Inc.
filed 2016-10-19
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)
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

(Back to Index)

(Back to Index)

EXPLANATORY NOTE

Resource Apartment REIT III, Inc. (the "Company") is filing this Amendment No.1 of Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the "Original Form 10-Q"), originally filed with the Securities and Exchange Commission on August 12, 2016. The purpose of this Amendment is solely to include the correct certifications by the Company's principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. The Original Form 10-Q included incorrect certifications.

No revisions are being made to the Company's financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets **

*    Filed herewith
**    Previously filed with original Resource Apartment REIT III, Inc. for 10-Q , on August 12, 2016

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

October 19, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

October 19, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

4
(Back to Index)