Form 10-Q
period 2016-09-30
Resource Apartment REIT III, Inc.
filed 2016-11-14
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 10, 2016, there were 320,137 outstanding shares of Class A common stock and 71,175 outstanding shares of Class T common stock of Resource Apartment REIT III, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on Resource REIT Advisor, LLC (our "Advisor") to select investments and conduct our operations. Our Advisor has no prior operating history and no prior experience operating a public company. This inexperience makes our future performance difficult to predict.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$2,448,749	$—
Identified intangible assets, net	42,853	—
	2,491,602	—

Cash	270,137	200,000
Tenant receivables, net	3,800	—
Due from related parties	1,489	—
Contribution receivable	50,000	—
Prepaid expenses and other assets	241,402	—
Deferred offering costs	2,258,622	—
Total assets	$5,317,052	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bridge note payable, net - to related party	$302,876	$—
Accounts payable and accrued expenses	207,913	—
Due to related parties	2,782,940	—
Security deposits	3,300	—
Total liabilities	3,297,029	—

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, none issued and outstanding)	—	—
Convertible stock (par value $.01; 50,000 shares authorized, 50,000 issued and outstanding)	500	—
Class A common stock (par value $0.01; 250,000,000 shares authorized, 264,722 and 20,000 issued and outstanding at September 30, 2016 and December 31, 2015,	2,647	200
Class T common stock (par value $0.01; 750,000,000 shares authorized, 10,982 and 0 issued and outstanding, respectively)	110	—
Additional paid-in capital	2,474,315	199,800
Accumulated deficit	(457,549)	—
Total stockholders’ equity	2,020,023	200,000
Total liabilities and stockholders’ equity	$5,317,052	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues:
Rental income	$25,178	$25,178
Total revenues	25,178	25,178

Expenses:
Rental operating	22,095	22,095
Acquisition costs	112,711	112,711
Management fees - related parties	4,611	4,611
General and administrative	303,921	330,377
Depreciation and amortization expense	10,376	10,376
Total expenses	453,714	480,170
Loss before other income (expense)	(428,536)	(454,992)

Other income (expense):
Interest income	432	432
Interest expense	(2,989)	(2,989)
Net loss	$(431,093)	$(457,549)

Weighted average common shares outstanding	244,520	97,008

Basic and diluted net loss per common share	$(1.76)	$(4.72)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock				Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount		Shares	Amount
	A Shares	T Shares	A Shares	T Shares
Balance, at January 1, 2016	20,000	—	$200	$—	—	$—	$199,800	$—	$200,000
Issuance of common stock	249,722	10,982	2,497	110	—	—	2,376,393	—	2,379,000
Exchange of common stock to convertible stock	(5,000)	—	(50)	—	50,000	500	(450)	—	—
Offering costs	—	—	—	—	—	—	(101,428)	—	(101,428)
Net loss	—	—	—	—	—	—	—	(457,549)	(457,549)
Balance, at September 30, 2016	264,722	10,982	$2,647	$110	50,000	$500	$2,474,315	$(457,549)	$2,020,023

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(457,549)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,376
Amortization of deferred financing costs	651
Changes in operating assets and liabilities:
Tenant receivable, net	(3,800)
Due from related parties	(1,489)
Prepaid expenses and other assets	(241,402)
Due to related parties	494,154
Accounts payable and accrued expenses	204,886
Net cash provided by operating activities	5,827

Cash flows from investing activities:
Property acquisitions	(2,493,672)
Capital expenditures	(1,979)
Net cash used in investing activities	(2,495,651)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,254,961
Proceeds from bridge loan	555,000
Payments on bridge loan	(250,000)
Net cash provided by financing activities	2,559,961

Net increase in cash	70,137
Cash at beginning of period	200,000
Cash at end of period	$270,137

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the “Company”) was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share or Class T. The Company will determine its net asset value ("NAV") on a date no later than November 26, 2018 (the "NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to the NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (the "Advisor”), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of common stock.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Securities, Inc. ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC, the Company's property manager; C-III also controls all of the shares of common stock held by RAI.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its “Sponsor”) multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. As of September 30, 2016, the Company owns one apartment property located in Alexandria, Virginia.
On June 29, 2016, RAI contributed $2 million and was issued 222,222 shares of common stock in the offering. As a result, the Company satisfied the $2.0 million minimum offering amount for its initial public offering. As of September 30, 2016, the Company has raised aggregated offering proceeds of $2.4 million from the sale of 264,722 Class A shares and 10,982 Class T shares of common stock. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2016, are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Resource Apartment REIT III Holdings, LLC, Resource Apartment REIT III OP, LP and RRE Payne Place Holdings, LLC. All intercompany accounts have been eliminated in consolidation.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Due to reported losses for the period presented, convertible shares are not included in the diluted earnings per share calculation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates
Real Estate Investments
The Company records acquired real estate at fair value on its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

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
SEPTEMBER 30, 2016
(unaudited)

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to ten years.
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2017. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
SEPTEMBER 30, 2016
(unaudited)

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
Pursuant to the advisory agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for organization and other offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 4.0% of gross offering proceeds as of the termination of the initial public offering if the Company raises less than $500 million in the primary portion of the initial public offering and 2.5% of gross offering proceeds as of the termination of the initial public offering if the Company raises $500 million or more in the primary portion of the initial public offering.
Through September 30, 2016, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.3 million. As of September 30, 2016, the Advisor has advanced $2.3 million of these costs on behalf of the Company. If the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. Organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as proceeds are raised in the offering. There can be no assurance that the Company’s plans to raise capital will be successful.
Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. On January 1, 2016, the Company adopted ASU 2015-01 and the adoption had no impact on the Company's consolidated financial statements.
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
SEPTEMBER 30, 2016
(unaudited)

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

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  The guidance is effective for the Company as of January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated statement of cash flows.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information:

Nine Months Ended
September 30, 2016
Non-cash operating, financing and investing activities:
Due to Advisor for offering costs and other assets	$(2,288,786)
Accounts payable and accrued expenses	(36,139)
Exchange of common stock to convertible stock	500

NOTE 4 - RENTAL PROPERTIES, NET

The Company's investment in a rental property consisted of the following:

September 30, 2016
Land	$1,419,898
Building and improvements	1,016,451
Furniture, fixtures and equipment	15,688
Construction in progress	—
2,452,037
Less: accumulated depreciations	(3,288)
$2,448,749

Depreciation expense for the three and nine months ended September 30, 2016 was $3,288.

NOTE 5 - ACQUISITIONS

As of September 30, 2016, the Company owned one property. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained a third-party appraisal. The Company considers all information and has up to a maximum of 12 months from the date of acquisition to finalize the valuation for a property.

The table below summarized the acquisition and the respective fair value assigned:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Liabilities	Fair Value Assigned
Payne Place	Alexandria, Virginia	8/19/2016	$2,500,000	$1,419,898	$1,016,451	$13,709	$49,941	$(6,327)	$2,493,672

The table below summarizes the total revenues, net loss and acquisition costs and fees of the Company's acquisition:

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

Multifamily Community	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Payne Place
Total Revenues	$25,178	$25,178
Net Loss	$(51,600)	$(51,600)
Acquisition Costs	$61,206	$61,206
Acquisition Fee	$51,505	$51,505

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 6 - IDENTIFIED INTANGIBLES ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The value of in-place leases totaled $42,853 as of September 30, 2016, net of accumulated amortization of $7,088. The weighted average remaining life of the rental leases is ten months as of September 30, 2016. Amortization expense for the three and nine months ended September 30, 2016 was $7,088. As of September 30, 2016, expected amortization for the in-place leases for the next 12 months is $42,853 and none thereafter.
NOTE 7 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI, or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, although there can be no assurance that the Company’s plans to raise capital will be successful.
Relationship with the Advisor
The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor earns a monthly asset management fee equal to 0.083% (one-twelfth of 1.0%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

On August 18, 2016, the Advisor provided a $555,000 bridge loan (the "Bridge Loan") to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Payne Place. The Bridge Loan, which is scheduled to mature on February 18, 2016, incurs interest at an annual rate of LIBOR plus 3%. The Company has the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. As of September 30, 2016 , the outstanding balance of the Bridge Loan was $305,000 and deferred financing costs, net of amortization was $2,124. Interest expense for the three and nine months ended September 30, 2016 was $2,337.
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
Dealer manager fee and selling commissions. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company generally pays the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sale of approximately 222,222 Class A shares to RAI.
Distribution and shareholder servicing fee. Resource Securities is paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
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

Relationship with RAI

Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's property participates in an insurance pool with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. In the nine months ended September 30, 2016, the Company paid $1,505 into the insurance pools.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	September 30, 2016	December 31, 2015
Due from related party:
RAI - insurance funds held in escrow	$1,489	$—

Due to related parties:
Advisor
Acquisition fees	51,505	—
Asset management fees	3,110	—
Debt financing fees	2,775	—
Organization and offering costs	2,286,011	—
Interest payable in bridge loan	2,337	—
Operating expense reimbursements (including prepaid expenses)	432,202	—
Resource Securities
Selling commissions and dealer-manager fees	5,000	—
	$2,782,940	$—

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2016	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$51,505	$51,505
Asset management fees (2)	$3,110	$3,110
Debt financing fees (3)	$2,775	$2,775
Interest expense	$2,337	$2,337
Organization and offering costs (4)	$999,096	$2,286,011
Operating expense reimbursement (5)	$210,351	$210,351

Resource Securities
Selling commissions and dealer-manager fees (6)	$32,700	$32,700

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.
(2)     Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.
(3)    Included in Due to related parties on the consolidated balance sheets.
(4)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive (loss) income and excludes third party costs that are advanced by the Advisor.
(6)     Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 8 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of September 30, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. As of September 30, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B) the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the as of the date of the event triggering the conversion.

On August 5, 2016, the Board of Directors of the Company approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock.
Common Stock
The Company’s charter authorizes the Company to issue 250 million shares of its $0.01 par value Class A common stock. As of September 30, 2016, there were 264,722 shares of Class A common stock issued and outstanding.
The Company's charter authorizes the Company to issue 750 million shares of its $0.01 par value Class T common stock. As of September 30, 2016, there were 10,982 shares of Class T common stock issued and outstanding.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On October 7, 2016, the Board of Directors declared cash distributions on the outstanding shares of all classes of the Company's common stock based on daily record dates from October 10, 2016 through October 30, 2016, from October 31, 2016 through November 29, 2016 and from November 30, 2016 through December 29, 2016, which distributions the Company paid or expects to pay on October 31, 2016, November 30, 2016 and December 30, 2016, respectively. Distributions for these periods have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stocl of such class outstanding as of the close of business of each respective record date.

On October 7, 2016, the Board of Directors of the Company authorized a stock dividend of 0.005 shares of common stock, or 0.5% of each outstanding share of Class A and Class T common stock, to the stockholders of record at the close of business on December 31, 2016. Such stock dividend will be issued on January 13, 2017.

On October 14, 2016 , the Company paid the Advisor $215,000 towards the balance due on the Bridge Loan. On November 1, 2016, the Company paid the Advisor $92,921 to satisfy the remaining outstanding balance of the Bridge Loan and accrued interest.
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
Overview
Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multi-family property. As of September 30, 2016, we owned one multifamily property. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire. Rental income for the three and nine months ended September 30, 2016 was $25,178. During the three and nine months ended September 30, 2016, we incurred $22,095 in rental operating expenses, $112,711 in acquisition costs, $4,611 in management fees, $303,921 in general and administrative expenses and $10,376 in depreciation and amortization expense. We expect revenue and expenses to increase in future periods as we acquire additional properties.

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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2016, we own one property which is further described in Note 5 to our financial statements.
If we are unable to raise substantial funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of September 30, 2016, we have raised $2.4 million in our public offering.
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
On August 18, 2016, the Advisor provided a $555,000 bridge loan (the "Bridge Loan") to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Payne Place. The Bridge Loan, which is scheduled to mature on February 18, 2016, incurs interest at an annual rate of LIBOR plus 3%. The Company has the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. As of September 30, 2016 , the outstanding balance of the bridge loan was $305,000. Interest expense for the three and nine months ended September 30, 2016 was $2,337. As of September 30, 2016, deferred financing costs, net of amortization was $2,124.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions, the dealer manager fee and the distribution and shareholder servicing fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that

(Back to Index)

(Back to Index)

organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 4.0% of our gross offering proceeds, as of the termination of the offering, if we raise less than $500 million. If we raise more than $500 million of gross proceeds in the offering, our Advisor has agreed to reimburse us to the extent that organization and offering expenses (excluding underwriting and brokerage discounts and commission) incurred by us exceed 2.5% of our gross offering proceeds, as of the termination of the offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 7 of the notes to our consolidated financial statements.
Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-207740), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
Subsequent Events

On October 7, 2016, our Board of Directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates from October 10, 2016 through October 30, 2016, from October 31, 2016 through November 29, 2016 and from November 30, 2016 through December 29, 2016, which distributions the Company paid or expects to pay on October 31, 2016, November 30, 2016 and December 30, 2016, respectively. Distributions for these periods have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stocl of such class outstanding as of the close of business of each respective record date.

On October 7, 2016, our Board of Directors authorized a stock dividend of 0.005 shares of common stock, or 0.5% of each outstanding share of Class A and Class T common stock, to the stockholders of record at the close of business on December 31, 2016. Such stock dividend will be issued on January 13, 2017.

On October 14, 2016 , the Company paid the Advisor $215,000 towards the balance due on the Bridge Loan. On November 1, 2016, the Company paid the Advisor $92,921 to satisfy the remaining outstanding balance of the Bridge Loan and accrued interest.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had limited operations as of September 30, 2016.  When we commence significant operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.

(Back to Index)

(Back to Index)

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of common stock under our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer-manager for our offering. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share for Class T. As of September 30, 2016, our Advisor has incurred costs on our behalf of approximately $1.3 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of September 30, 2016, a total of 264,722 Class A shares and 10,982 Class T shares have been issued in connection with our public offering resulting in gross offering proceeds of $2.4 million.

Types of Expense	Amount
Selling commissions	$21,330
Dealer manager fees	6,405
Other organization and offering costs (excluding underwriting compensation)	4,965
Total expenses	$32,700

From the commencement of the public offering through September 30, 2016, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth above.  We pay selling commissions and dealer manager fees to Resource Securities, and Resource Securities reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering expenses as described in our prospectus, as amended and supplemented.

We also pay Resource Securities an annual distribution and shareholder servicing fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%.  The distribution and shareholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of September 30, 2016, we had accrued approximately $5,200 in distribution and shareholder servicing fees, which is the maximum amount of the distribution and shareholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering.

        From the commencement of our ongoing initial public offering through September 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $2.3 million.  As of September 30, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $2.5 million in

(Back to Index)

(Back to Index)

real estate investments.  Of the amount used for the purchase of these investments, approximately $51,505 is payable to our Advisor, as acquisition fees and acquisition expense reimbursements.

Share Repurchase Program

Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board of Directors determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board of Directors has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until November 15, 2018 (the "NAV pricing date"), which is two years and 150 days after we satisfied the minimum offering requirement. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%

Notwithstanding the foregoing, until the NAV pricing date, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board of Diretors, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
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

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)
4.4	Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016
10.1	Advisory Agreement between the Company and Resource Apartment Advisor III, LLC, dated April 28, 2016
10.2	Management Agreement by and among the Company, Resource Apartment OP III, LP and Resource Apartment Manager III, LLC, dated April 28, 2016
10.3	Dealer Manager Agreement by and between the Company and Resource Securities, Inc., dated April 28, 2016
10.4	Purchase and Sale Agreement between Resource Apartment OP III, LP and South Payne Owner, LLC, dated July 29, 2016
10.5	Promissory Note by Resource Apartment REIT III, Inc. in Favor of Resource Apartment Advisor III, LLC, dated August 18, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

November 14, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)