Form 10-Q/A
period 2016-09-30
Resource Apartment REIT III, Inc.
filed 2016-11-17
CIK 1652926

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 10, 2016, there were 320,137 outstanding shares of Class A common stock and 71,176 outstanding shares of Class T common stock of Resource Apartment REIT III, Inc.

(Back to Index)

(Back to Index)

EXPLANATORY NOTE

Resource Apartment REIT III, Inc. (the "Company") is filing this Amendment No. 1 of Form 10-Q/A (this "amendment") to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the "Original Filing"), originally filed with the U.S. Securities and Exchange Commission on November 14, 2016.  In Part II, Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Original Filing included the statement, “As of September 30, 2016, our Advisor has incurred costs on our behalf of approximately $1.3 million.” After the Original Filing was made, the Company discovered that the amount was incorrect.  The correct amount is $2.3 million.

               In addition, the Company discovered that the Class T Shares as of November 10, 2016 on the cover of the Original Filing were presented as 71,175 and should have been 71,176.

The Company is amending the Original Filing to correct these two errors by restating subsection Part II, Item 2 in its entirety and has also updated the Class T share count on the cover page. No revisions are being made to the Company's financial statements. This amendment speaks as of the Original Filing date, does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report, we did not sell any unregistered securities.
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of common stock under our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer-manager for our offering. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share for Class T. As of September 30, 2016, our Advisor has incurred costs on our behalf of approximately $2.3 million.
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

        From the commencement of our ongoing initial public offering through September 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $2.3 million.  As of September 30, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $2.5 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $51,505 is payable to our Advisor, as acquisition fees and acquisition expense reimbursements.

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

(Back to Index)

(Back to Index)

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
During the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

November 17, 2016	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

November 17, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

5
(Back to Index)