Form 10-K
period 2016-12-31
Resource Apartment REIT III, Inc.
filed 2017-03-29
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of Class A and Class T common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share and $9.47 per share, respectively, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 24, 2017, there were 472,770 outstanding shares of Class A common stock and 397,898 outstanding shares of Class T common stock of the Registrant.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described under the caption "Risk Factors" in our Registration Statement on Form S-11 (File No. 333-207740), as amended and supplemented from time to time. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS
General
Resource Apartment REIT III, Inc. is a Maryland corporation, formed on July 15, 2015, that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc. and, as required by context, Resource Apartment OP III, LP, which we refer to as our "Operating Partnership" and to their subsidiaries. We intend to acquire underperforming apartment communities which we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartment communities. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. At December 31, 2016, we owned one multifamily property, as described further in "Item 2. Properties". We intend to continue to purchase a diversified portfolio of underperforming U.S. commercial real estate and real estate-related debt, including properties that may benefit from extensive renovations that may increase their long-term values.
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
We are externally managed by our Advisor. Our Advisor manages our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition of certain insignificant investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our "Board"). Our Advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes so as to retain our REIT qualification.
Our Advisor is an indirect wholly owned subsidiary of Resource America, Inc., or RAI, operating in the real estate, financial fund management and commercial finance sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc. (our "Dealer Manager") and Resource Apartment Manager III, LLC (our "Manager"). C-III also controls all of the shares of our common stock held by RAI and the Advisor.
We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)

(Back to Index)

Our Offering
We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share or Class T. We will determine a net asset value ("NAV") per share of our common stock on a date no later than June 30, 2018 (the "NAV pricing date"). Commencing on the NAV pricing date, if our primary offering is ongoing, we will offer Class A and Class T shares in the primary offering at a price equal to the NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If our primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, we will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. We will update our NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly.
On August 10, 2015, our Advisor contributed $200,000 to us in exchange for 20,000 shares of common stock. On June 29, 2016, RAI contributed $2.0 million in exchange for 222,222 shares of Class A Common Stock. On August 5, 2016, our Advisor exchanged 5,000 shares of common stock for 50,000 shares of our convertible stock. Under limited circumstances, these shares may be converted into shares of our Class A common stock.
On June 29, 2016, we broke escrow with respect to subscriptions received from investors in all states except New York, Pennsylvania, and Washington. We broke escrow in New York on October 11, 2016. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until we have received aggregate subscriptions of at least $50.0 million and $20.0 million, respectively.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We intend to acquire underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents and to a lesser extent, we will also seek to acquire and originate commercial real estate debt secured by apartments. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
Environmental
As an expected owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Our management does not expect compliance with existing or future laws to have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we may hold an interest, or on properties that we may acquire directly or indirectly in the future.

(Back to Index)

(Back to Index)

Employees and Economic Dependency
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission ("SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit3.com, or by responding to requests addressed to our investor relations group.

ITEM 1A.    RISK FACTORS
Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
At December 31, 2016, we owned one multifamily property. The following is a summary of our real estate property:

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Year of Construction	Number of Units	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit(3)	Mortgage Debt Secured by Property
Payne Place	Alexandria, VA	8/19/2016	$2,500,000	1950	11	612	91.7%	$1,495	$1,625,000

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied at December 31, 2016 divided by the total number of residential units.

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect at December 31, 2016, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY PROPERTIES
Not applicable.

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 24, 2017, we had 472,770 Class A shares outstanding, of which 15,000 were held by the Advisor and 222,222 were held by RAI, and 397,898 Class T shares outstanding. As of March 24, 2017, there were 60 holders of Class A shares and 125 holders of Class T shares. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist Financial Industry Regulatory Authority, Inc. ("FINRA"), members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Class A shares and the Class T share is $8.90 per share as of December 31, 2016. The basis for this valuation is the net investment amount of our shares, which will be based on the "amount available for investment" percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering. No later than the NAV pricing date, we will provide our NAV per Class A share and our NAV per Class T share. In determining our NAV per Class A share and our NAV per Class T share, we will follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Associate in April 2013. Once we announce our NAV per Class A share and our NAV per Class T share, we generally expect to estimate our NAV per Class A share and our NAV per Class T share every12 months.
Unregistered Sales of Equity Securities
In connection with our organization, on August 10, 2015, we issued 20,000 shares of our unclassified common stock (which we classified as Class A common stock prior to commencement of our initial public offering) to the Advisor at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. On September 10, 2015, the Advisor exchanged these 20,000 shares for approximately 19,474 shares of our unclassified common stock. On March 18, 2016, we issued an additional 526 shares of unclassified common stock to reflect a change in the maximum per share offering price of Class A shares from $10.27 to $10.00. On August 5, 2016, the Advisor exchanged 5,000 shares of common stock for 50,000 shares of convertible stock. The convertible stock is convertible into shares of our common stock only on the terms and conditions set forth in our charter. We issued these shares of common stock and convertible stock in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained our Dealer Manager as the dealer manager for our offering.
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of December 31, 2016, our Advisor has incurred costs on our behalf of approximately $2.8 million.
At December 31, 2016, a total of 384,195 Class A shares, including shares purchased by both our Advisor and RAI, and 114,037 Class T shares have been issued in connection with our public offering resulting in gross offering proceeds of approximately $4.7 million. From the commencement of our public offering through December 31, 2016, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.

(Back to Index)

We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$111,118
Dealer manager fees	75,639
Distribution and shareholder service fee (1)	53,702
Other organization and offering costs (2)	111,729
Total expenses	$352,188

(1)
Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. During the year ended December 31, 2016, we incurred $53,702 of distribution and shareholder servicing fees. At December 31, 2016, $53,015 of these fees are unpaid and included our consolidated balance sheets in accounts payable and accrued expenses.

(2)	At December 31, 2016, this amount is included in Due to Related Parties on the consolidated balance sheets.
From the commencement of our initial public offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as they do not reduce the net offering proceeds to us, were approximately $4.4 million. At December 31, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $2.5 million in real estate investments. Of the amount used for the purchase of these investments, approximately $52,864 was paid to our Advisor as acquisition fees and $14,200 was paid to other affiliates for acquisition expense reimbursements.
Share Redemption Program
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
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until the NAV Pricing Date. Prior to the NAV Pricing Date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No redemption allowed
1 year	92.5%
2 years	95.0%
Notwithstanding the foregoing, until the NAV Pricing Date, shares received as a stock dividend will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each

(Back to Index)

share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our board of directors, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
Distribution Information
Cash Distributions
The table below provides information regarding distributions paid to stockholders during the year ended December 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares	10/10/2016 through 10/30/2016	$.000547945 per day	10/31/2016	$460	$2,554	$3,014
Class A Shares	10/31/2016 through 11/29/2016	$.000547945 per day	11/30/2016	1,208	4,392	5,600
Class A Shares	11/30/2016 through 12/29/2016	$.000547945 per day	12/30/2016	1,625	4,326	5,951
Class T Shares	10/10/2016 through 10/30/2016	$.000547945 per day	10/31/2016	35	39	74
Class T Shares	10/31/2016 through 11/29/2016	$.000547945 per day	11/30/2016	464	102	566
Class T Shares	11/30/2016 through 12/29/2016	$.000547945 per day	12/30/2016	588	111	699
				$4,380	$11,524	$15,904
On December 15, 2016, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from December 30, 2016 through January 30, 2017, from January 31, 2017 through February 27, 2017, and from February 28, 2017 through March 30, 2017, which distributions were paid or will be paid on January 31, 2017, February 28, 2017 and March 31, 2017, respectively. Distributions for these periods were or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the year ended December 31, 2016:

Distributions Paid				Distributions Declared		Sources of Distributions Paid
Cash	Dividends Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share (1)	Amount Paid from Operating Activities/ Percent of Total Distributions Paid	Amount Paid from Offering Proceeds/ Percent of Total Distributions Paid
$11,524	$4,380	$15,904	$(47,439)	$41,078	$.000547945 per day	- / -	$15,904/100%

(1)	Distributions for Class T shareholders were reduced for the daily distribution and shareholder servicing fee.

(Back to Index)

We will elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2017. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant.
Our Board considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. To the extent permitted by Maryland law, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from advances from our Advisor or sponsor or from our Advisor's deferral of its asset management fee, although we have no present intention to do so. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
Our net loss attributable to common stockholders for the year ended December 31, 2016 was $776,247 and net cash used in operating activities was $47,439. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2016 are $15,904 and $776,247, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to our shares of common stock in the sole discretion of our Board.
Stock Dividends
Also on October 7, 2016, our Board authorized a stock dividend for the fourth quarter of 2016, in the amount of 0.005 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on December 31, 2016. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. We issued this stock dividend on January 13, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as issued in the consolidated balance sheet at December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At December 31, 2016, we owned one multifamily property. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.
The following table sets forth the results of our operations for the year ended December 31, 2016 and for the period from July 15, 2015 (date of inception) to December 31, 2015.

		For the period July 15, 2015
		(date of inception) through
	December 31, 2016	December 31, 2015
Revenues:
Rental income	$72,119	$—
Total revenues	72,119	—

Expenses:
Rental operating	22,919	—
Acquisition costs	128,119	—
Property management fees	3,123	—
Management fees - related parties	9,844	—
General and administrative	641,538	—
Depreciation and amortization expense	35,502	—
Total expenses	841,045	—
Loss before other income (expense)	(768,926)	—

Other income (expense):
Interest income	762	—
Interest expense	(8,083)	—
Net loss	$(776,247)	$—

Class A common stock:
Net loss attributable to Class A common stockholders	$(709,395)	$—
Net loss per Class A share, basic and diluted	$(4.59)	$—
Weighted average Class A common shares outstanding, basic and diluted	154,618	17,026

Class T common stock:
Net loss attributable to Class T common stockholders	$(66,852)	$—
Net loss per Class T share, basic and diluted	$(4.42)	$—
Weighted average Class T common shares outstanding, basic and diluted	15,108	—

(Back to Index)

During the year ended December 31, 2016, we incurred the following general and administrative expenses:

Allocated payroll and benefits	$118,429
Directors' fees	60,870
Allocated rent	43,922
Professional fees	177,076
Travel and entertainment	5,426
Insurance	138,492
IT related expenses	80,332
Other	16,991
$641,538
As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.
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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of December 31, 2016, we have purchased one property using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. At December 31, 2016, we have raised approximately $4.7 million in our public offering.
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
On December 15, 2016, we, through a wholly owned subsidiary, entered into a 30-year secured mortgage loan with JPMorgan Chase Bank, N.A., an unaffiliated lender, for borrowings of approximately $1.6 million secured by Payne Place (the "Payne Place Mortgage Loan"). The Payne Place Mortgage Loan matures on January 1, 2047. The Payne Place Mortgage Loan bears interest at an initial fixed rate of 3.11% until January 1, 2020. Beginning January 1, 2020, the loan will bear interest at a rate of LIBOR plus 2.25%. Monthly payments include repayments of principal and interest. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Payne Place Mortgage Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (3) after the third year of the loan with no prepayment premium. The Payne Place Mortgage Loan is guaranteed by us and RAI.

(Back to Index)

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
Organization and Offering Costs
We expect to incur organization and offering costs in pursuit of our financing. Our organization and offering costs (other than selling commissions, the dealer manager fees and distribution and shareholder servicing fees) are initially being paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
Pursuant to the Advisory Agreement, we will be obligated to reimburse the Advisor for organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 4% of gross offering proceeds as of the termination of this offering if we raise less than $500.0 million in the primary offering, and 2.5% of gross offering proceeds as of the termination of this offering if we raise $500.0 million or more in the primary offering. However, if we raise the maximum offering amount in the primary offering, we expect organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be approximately $10.0 million or 1% of gross offering proceeds. These organization and offering expenses include all actual expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee), including reimbursements to our advisor for the portion of named executive officer salaries allocable to activities related to this offering, to be incurred on our behalf and paid by us in connection with the offering.
Through December 31, 2016, we have charged approximately $112,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At December 31, 2016, the Advisor has incurred approximately $2.8 million of these costs on our behalf, of which approximately $2.7 million has been deferred at December 31, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that organization and offering expenses (excluding selling commissions, dealer manager fees and and the distribution and shareholder servicing fee) incurred by us exceed 4% of the gross proceeds of the initial public offering if we raise less than $500.0 million or 2.5% of gross proceeds of the initial public offering if we raise $500.0 million or more. If, however,we raise the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and shareholder servicing fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the our plans to raise capital will be successful.
Outstanding Class T shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.
We record the distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability

(Back to Index)

will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee of $53,702 for the full five year period at December 31, 2016.
Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.
Operating Expenses
At the end of each fiscal quarter, commencing with the quarter ending September 30, 2017, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee of our Board has determined that such excess expenses were justified based on unusual and non-recurring factors. "Average invested assets" means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. "Total operating expenses" means all expenses paid or incurred by us, as determined under accounting principles generally accepted in the United States ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in accordance with the NASAA Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines"); (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close); (vii) real estate commissions on the sale of property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Funds from Operations and Modified Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA. MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(Back to Index)

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

(7)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include those paid to our Advisor or third parties.

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•
Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

•
Impairment charges, gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

(Back to Index)

•
Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our offering and acquisition stages are completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry. MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments. However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
Neither FFO nor MFFO should be considered as an alternative to net income attributable to common stockholders, nor is an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. In particular, as we intend to continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

		For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Net (loss) income attributable to common stockholders - GAAP	$(776,247)	$—
Depreciation expense	13,431	—
FFO attributable to common stockholders	(762,816)	—
Amortization of intangible lease assets	22,071	—
Acquisition costs	128,119	—
MFFO attributable to common stockholders	$(612,626)	$—

Critical Accounting Policies
We consider these policies critical because they involve significant management judgments and assumptions, they require estimates about matters that are inherently uncertain, and they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of our assets and liabilities and our disclosure of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

(Back to Index)

Real Estate Investments
We will record acquired real estate at fair value on its acquisition date. We will consider the period of future benefit of an asset to determine its appropriate useful life. We estimate that the useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related leases
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.
We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of our reported net income. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.

(Back to Index)

Revenue Recognition
We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectability of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of the new requirements did not have a material impact on our consolidated financial statements.
In January 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. On January 1, 2016, we adopted ASU 2015-01; the adoption had no impact on our consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. On January 1, 2016, we adopted ASU 2015-02; the adoption had no impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective and was adopted by us on January 1, 2016; the adoption had no impact on our consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. This guidance was effective and was adopted by us on January 1, 2016; the adoption had no impact on our consolidated financial statements.
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us

(Back to Index)

beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this guidance on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-02 to have a significant impact on our consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for the fiscal year beginning November 1, 2017. We are currently evaluating the impact the adoption may have on our consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for us beginning January 1, 2019. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-03 to have a significant impact on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  The guidance is effective for us as of January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated statement of cash flows.
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning November 1, 2018 and we do not expect the adoption of ASU 2016-18 to have a material effect on our consolidated financial statements and disclosures.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 is effective for us beginning January 1, 2018 but early adoption is allowed. We are currently evaluating the impact the adoption may have on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:
On February 22, 2017, our Board authorized a stock dividend of 0.01 shares of common stock, or 1% of each outstanding share of Class A and Class T common stock, to stockholders of record at the close of business on March 31, 2017. Such stock dividend will be issued on April 14, 2017.
On March 28, 2017, our Board authorized a cash distribution on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 31, 2017 through April 27, 2017, which we expect to pay on April 28, 2017. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.

(Back to Index)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2016.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 28, 2017, David E. Bloom, our Senior Vice President, offered our Board his resignation as an officer of our company. Mr. Bloom’s decision was based on his determination that he will be unable to devote the necessary time and attention to Company matters, and was not a result of any disagreements with us on any matter relating to our operations, policies or practices.

(Back to Index)

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors.

Name	Age	Positions
Kevin M. Finkel	45	Chairman of the Board and Chief Executive Officer
Alan F. Feldman	53	Chief Operating Officer and President
Steven R. Saltzman	53	Chief Financial Officer, Senior Vice President and Treasurer
Shelle Weisbaum	55	Chief Legal Officer, Senior Vice President and Secretary
Paul Hughson	55	Director
Harvey Magarick	77	Independent Director
Lee F. Shlifer	68	Independent Director
David Spoont	58	Independent Director
Kevin M. Finkel has been the Chairman of our board of directors and our Chief Executive Officer since January 2016. Mr. Finkel served as our Chief Operating Officer and President from July 2015 to January 2016. He is also the Chief Operating Officer and President of Resource Real Estate Opportunity REIT, Inc. ("Resource Opportunity REIT"), positions he has held since June 2009. Additionally, Mr. Finkel is the Chief Operating Officer and President of Resource Real Estate Opportunity REIT II, Inc. ("Resource Opportunity REIT II"), positions he has held since October 2012. Mr. Finkel has also served as President and Manager of our Advisor since its formation in July 2015 and has held similar positions with Resource Real Estate Opportunity Advisor, LLC ("Resource Opportunity Advisor") and Resource Real Estate Opportunity Advisor II, LLC ("Resource Opportunity Advisor II") since June 2009 and October 2012, respectively. Mr. Finkel has served as a director, Chief Operating Officer and President of Resource Real Estate Innovation Office REIT, Inc. ("Resource Innovation Office REIT") since June 2014. Mr. Finkel has also served as the Chief Executive Officer and a manager of RRE Innovation Office Advisor, LLC ("Resource Innovation Office Advisor") since its formation in June 2014. In addition, Mr. Finkel has served as Executive Vice President since January 2008 and Director of Acquisitions since May 2004 of Resource Real Estate. Mr. Finkel joined RAI in November 2002, and has been a Vice President of RAI from April 2006 through 2013 and is currently a Senior Vice President of RAI. Prior to joining Resource Capital, Mr. Finkel was an investment banker at Barclays Capital and its predecessors from 1998 to 2000 and at Deutsche Bank Securities from 1994 to 1998. Mr. Finkel received a Bachelor of Arts degree with Honors in Economics from the University of Pennsylvania, and a Master of Business Administration degree from the UCLA Anderson School of Management.
    The Board has determined that it is in the best interests of our company and our stockholders for Mr. Finkel, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate investment trust experience, to serve as a director on the Board.
Alan F. Feldman has been our Chief Operating Officer and President since January 2016. Mr. Feldman served as our Chief Executive Officer and a director from July 2015 to January 2016. Mr. Feldman has also served as the Chief Executive Officer and Manager of our advisor since its formation in July 2015. Mr. Feldman has served as Chief Executive Officer and a director of Resource Innovation Office REIT since June 2014. Mr. Feldman has also served as the Chief Executive Officer and a manager of Resource Innovation Office Advisor since its formation in June 2014. In addition, Mr. Feldman has served as a director and Chief Executive Officer of Resource Opportunity REIT and Resource Opportunity REIT II since June 2009 and October 2012, respectively, and Resource Real Estate since May 2004, the Chief Executive Officer and Manager of Resource Opportunity Advisor and Resource Opportunity Advisor II since June 2009 and October 2012, respectively, President and a director of Resource Real Estate Management, LLC since August 2007 and a Senior Vice President of RAI since August 2002. In addition, as a result of his positions within RAI, Mr. Feldman serves as a director for various wholly owned subsidiaries of RAI and its affiliates. From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation. Mr. Feldman

(Back to Index)

received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.
Steven R. Saltzman has been our Chief Financial Officer, Senior Vice President and Treasurer since July 2015. Mr. Saltzman has also served as Chief Financial Officer, Senior Vice President and Treasurer for our advisor since its formation in July 2015 and in the same capacities for Resource Opportunity REIT and Resource Opportunity Advisor since June 2009, for Resource Opportunity REIT II and Resource Opportunity Advisor II since October 2012, and for Resource Innovation Office REIT and Resource Innovation Office Advisor since June 2014. In addition, Mr. Saltzman has served as Senior Vice President and Chief Financial Officer of Resource Real Estate since January 2014; he previously held the positions of Vice President and Controller since May 2004. He is also Vice President of Finance of Resource Real Estate Management, LLC, since August 2007. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers. Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust. Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988. Mr. Saltzman earned a Bachelor of Science degree from The Wharton School, University of Pennsylvania. Mr. Saltzman is both a Certified Public Accountant and a Certified Management Accountant.
Shelle Weisbaum has been our Chief Legal Officer, Senior Vice President and Secretary since July 2015. Ms. Weisbaum has also served as Chief Legal Officer, Senior Vice President and Secretary of our advisor since its formation in July 2015. Ms. Weisbaum has been Chief Legal Officer, Senior Vice President and Secretary of Resource Opportunity REIT and Resource Opportunity Advisor since June 2009, of Resource Opportunity REIT II and Resource Opportunity Advisor II since October 2012, and of Resource Innovation Office REIT and Resource Innovation Office Advisor since June 2014. Ms. Weisbaum has also served as Senior Vice President, since January 2014, and General Counsel and Secretary, since August 2007, of Resource Real Estate. Ms. Weisbaum also has served as Chief Legal Officer, Senior Vice President and Secretary of Resource Capital Corp. since September 2016. Previously, she held the position of Vice President of Resource Real Estate from August 2007 to December 2013. She has also served as Vice President and Secretary of Resource Real Estate Management, LLC since August 2007. Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood Law, a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange. Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.
Paul A. Hughson has been one of our directors since September 2016. Mr. Hughson is an Executive Managing Director of Island Capital Group LLC ("Island"), which he joined in 2009. Island is a commercial real estate merchant banking firm headquartered in New York, New York. Since its formation in 2010, Mr. Hughson has also served as an Executive Managing Director of C-III, which is controlled by Island. C-III is a commercial real estate investment and services company engaged in a broad range of activities, including principal investments (debt and equity), primary and special loan servicing, loan origination, fund management, multifamily property management, investment sales and zoning and title services. Before joining Island, Mr. Hughson was a member of the Lehman Brothers Global Real Estate Group for 15 years, where he was the head of global credit distribution. Mr. Hughson joined Lehman Brothers in 1993. Prior to Lehman Brothers, he was a real estate attorney at the law firm Thacher Proffitt & Wood since 1986. Mr. Hughson received a B.A. from Tufts University in 1983 and a J.D. from the University of Virginia in 1986.
The Board has determined that it is in the best interests of our company and our stockholders for Mr. Hughson, in light of his significant experience in commercial real estate and real estate-related debt, to serve as a director on the Board.
Harvey G. Magarick has been one of our directors since January 2016. Mr. Magarick has also served as a director of Resource Innovation Office REIT since March 2015. Mr. Magarick has maintained his own consulting practice since June 2004. From 1997 to 2004, Mr. Magarick was a partner at BDO Seidman, LLP. Mr. Magarick is a member of the board of trustees of the HC Capital Trust, an investment fund, and has been the chairman of its audit committee since 2004. Mr. Magarick served as an independent member of the board of directors of Atlas Energy, LP from February 2011 to September 2013, an independent member of the board of directors of Atlas Pipeline Holdings, L.P. from January 2006 through February 2011 and an independent member of the board of directors of Atlas Resource Partners, LP from September 2013 to February 2015. Mr. Magarick is a certified public accountant (inactive) and holds a Bachelor of Science degree from Temple University.
The Board has determined that it is in the best interests of our company and our stockholders for Mr. Magarick, in light of his accounting and financial reporting expertise and public company board experience, to serve as one of our directors.
Lee F. Shlifer has been one of our directors since January 2016. Mr. Shlifer has served as a director of Resource Opportunity REIT since September 2009. Mr. Shlifer has served as founder, President and broker for Signature Investment Realty,

(Back to Index)

Inc., an investment brokerage and management/consulting firm that emphasizes the acquisition and management of multifamily apartment buildings, since 1985. Prior to founding Signature Investment Realty, Inc., he served as Vice President of Marketing for Spencer Industries from 1979 to 1981. In addition, Mr. Shlifer served as a psychotherapist for the Eastern Pennsylvania Psychiatric Institute from 1978 to 1979. Mr. Shlifer is a member of the board of directors of ELIT, a non-profit organization that operates schools in India and Pakistan to teach impoverished women basic computer skills. He received his Bachelor of Arts degree from the University of Pennsylvania and his Masters of Arts degree in Clinical Psychology from The New School for Social Research.
The Board has determined that it is in the best interests of our company and our stockholders for Mr. Shlifer, in light of his significant finance and real estate market experience and his expertise in the acquisition and management of multifamily apartment buildings, to serve as one of our directors.
David Spoont has been one of our directors since January 2016. Mr. Spoont has served as a director of Resource Opportunity REIT II since November 2013. Since, January 2012, Mr. Spoont has served as President and Founder of Haverford Capital Management, Inc., a Plymouth Meeting, Pennsylvania headquartered company providing assistance to real estate companies with equity raising, financing and the disposition of assets. Immediately prior to this, from February 2008 to January 2010, Mr. Spoont was Senior Vice President of Finance and Dispositions for Urdang Capital Management, Inc. (now CenterSquare Investment Management Holdings, Inc., a BNY Mellon company) where he was responsible for its capital markets activities and oversaw dispositions, financings and debt restructurings. From February 1995 to January 2008, Mr. Spoont worked for Brandywine Construction and Management, Inc., a Philadelphia based developer and owner/operator of apartments, where during his last several years there, he served as Chief Investment Officer. He received his Bachelor of Science degree in Finance and Economics from Lehigh University and his Master of Business Administration from the University of Pittsburgh. Mr. Spoont is also a licensed real estate broker in the Commonwealth of Pennsylvania and a former member of the Mortgage Bankers Association.
The Board has determined that it is in the best interests of our company and our stockholders for Mr. Spoont, in light of his significant experience in finance and real estate markets and his expertise in commercial property and multifamily equity and debt financing, to serve as one of our directors.
Board Committees
Our Board has established two standing committees, the audit committee and conflicts committee, which consists solely of independent directors: Harvey G. Magarick, Lee F Shlifer and David Spoont.
Audit Committee
Each of Messrs. Magarick, Shilfer and Spoont meets the qualifications for independence under the rules of the New York Stock Exchange ("NYSE"). Mr. Magarick, serves as the chair of the audit committee and has been designated as the "audit committee financial expert," as that term is defined by SEC rules.
Among other things, the audit committee assists the Board in overseeing:
• our accounting and financial reporting process
• the integrity and audits of our financial statements
• our compliance with legal and regulatory requirements
• the qualifications and independence of our independent auditors; and
• the performance of our internal and independent auditors
The audit committee is also responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent public accountants.
Conflicts Committee
In order to reduce or eliminate certain potential conflicts of interest, our charter creates a conflicts committee of our Board consisting solely of all of our independent directors, that is, all of our directors who are not affiliated with our advisor. Our charter authorizes the conflicts committee to act on any matter permitted under Maryland law. Both the Board and the conflicts committee must act upon those conflict-of-interest matters that cannot be delegated to a committee under Maryland law. Our charter also empowers the conflicts committee to retain its own legal and financial advisors.

(Back to Index)

Our charter requires that the conflicts committee discharge the Board’s responsibilities relating to the nomination of independent directors and the compensation of our independent directors. Our conflicts committee also will discharge the Board’s responsibilities relating to the compensation of our executives. Subject to the limitations in our charter, the conflicts committee may also create stock-award plans.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2016, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2016.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors, executive officers and employees, including but not limited to, our chief executive officer and chief financial officer. Our Code of Conduct and Ethics may be found at www.resourcereit3.com, on the Materials & Filings page.
ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our Advisor and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of our advisory agreement, our Advisor is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 for a discussion of the fees paid and expenses reimbursed to our Advisor and its affiliates in connection with managing our operations.
Director Compensation
We have provided below certain information regarding compensation paid to or earned by our independent directors during the year ended December 31, 2016 for services provided to us. Directors who are not independent directors are not compensated by us for their service as directors.

Name	Fees Earned or Paid in Cash($)	Total ($) (1)
Harvey Magarick	$39,654	$39,654
Lee Shlifer	$31,712	$31,712
David Spoont	$30,212	$30,212
Total	$101,578	$101,578

(1)	The Company's Advisor paid approximately $41,000 of directors fees prior to the Company's escrow break in June 2016.
Cash Compensation
We pay each of our independent directors:
•an annual retainer of $25,000 ($30,000 for the chairman of the audit committee);
•$1,000 per each board meeting attended in person;
•$1,000 per each committee meeting attended in person, except that the chairman of the committee is paid $2,000 for each meeting attended in person;
•$500 per each board meeting attended by telephone; and
•$500 per each committee meeting attended by telephone, except that the chairman of the committee is paid $1,000 for each meeting attended by telephone.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

(Back to Index)

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 29, 2017 for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares
Resource America, Inc.	222,222	44.8%
Resource REIT Advisor, LLC	15,000	3.0%
Kevin M. Finkel, Chairman of the Board and Chief Executive Officer (2)	15,000	3.0%
Alan F. Feldman, Chief Operating Officer and President (2)	15,000	3.0%
Steven R. Saltzman, Chief Financial Officer, Senior Vice President and Treasurer	—	—%
Shelle Weisbaum, Chief Legal Officer, Senior Vice President and Secretary	—	—%
Paul Hughson, Director (3)	222,222	44.8%
Harvey Magarick, Independent Director	—	—%
Lee F. Shlifer, Independent Director	—	—%
David Spoont, Independent Director	—	—%
All directors and officers as a group	237,222	47.8%

(1)	The address for each beneficial owner is c/o Resource Apartment REIT III, Inc., 1845 Walnut Street, 18th Floor, Philadelphia, Pennsylvania 19103.

(2)
As of the date above, our Advisor owned 15,000 Class A shares of our outstanding common stock which are deemed to be beneficially owned by Kevin Finkel and Alan Feldman, who control our Advisor. Our Advisor is owned and controlled by Resource Real Estate, Inc.

(3)
As of the date above, Resource America, Inc. owned 222,222 Class A shares our outstanding common stock which are deemed to be beneficially owned by Paul Hughson, Director, who controls Resource America, Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2016 and for the period July 15, 2015 (inception) through December 31, 2015 involving us, our directors, our Advisor, our sponsor and any affiliates thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Our executive officers Kevin M. Finkel, Alan F. Feldman, Steven R. Saltzman, and Shelle Weisbaum, are also executive officers of our Advisor and Resource Apartment Manager III, LLC (our "Manager"). Each of these individual are also employed by RAI, which indirectly owns our Advisor, our Manager, and our Dealer Manager. Mr. Finkel and Mr. Feldman are also the managers of our Advisor and our Manager.
Relationship with our Advisor
We have entered into an advisory agreement with our Advisor pursuant to which our Advisor is responsible for managing, operating, directing and supervising the operations and administration of us and our assets. Pursuant to the terms of the advisory agreement, our Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to our offerings and our operations, including organization and offering expenses, acquisition expenses and operating expenses.
We pay our Advisor an acquisition fee of 2.0% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition expenses and any debt attributable to such investments. During the year ended

(Back to Index)

December 31, 2016 and for the period from July 15, 2015 through December 31, 2015, our Advisor earned $52,864 and $0 of acquisition fees, respectively.
We pay our Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to our investment in an asset if we do not own all or a majority of an asset and do not manage or control the asset. During the year ended December 31, 2016 and for the period from July 15, 2015 through December 31, 2015, our Advisor earned $9,841 and $0 of asset management fees, respectively.
We pay our Advisor a debt financing fee upon obtaining or assuming any debt financing for which our Advisor provided substantial services equal to 0.5% of the amount available under the obtained or assumed financing. During the year ended December 31, 2016 and for the period from July 15, 2015 through December 31, 2015, our Advisor earned $10,900 and $0 of debt financing fees, respectively.
We also pay directly or reimburse our Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering. This includes all organization and offering costs but only to the extent that such reimbursement does not cause organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee) to exceed 4.0% of gross offering proceeds as of the termination of our initial public offering if we raise less than $500.0 million in the primary offering, and 2.5% of gross offering proceeds as of the termination of our initial public offering if we raise $500.0 million or more in the primary offering. At December 31, 2016, such organization and offering costs paid by our Advisor totaled approximately $2.8 million, none of which had been reimbursed to our Advisor.
We also reimburse our Advisor for expenses incurred in connection with its provision of services to us, including our allocable share of costs for Advisor personnel and overhead, including allocable personnel salaries and other employment expenses. However, we do not reimburse our Advisor or its affiliates for employee costs in connection with services for which our Advisor earns acquisition fees or disposition fees. Also, we only reimburse for the allocable salaries and benefits our Advisor or its affiliates pay to our executive officers to the extent these expenses are related to organization and offering activities subject to the limit on organization and offering cost reimbursements described above.
Relationship with our Dealer Manager and our Sponsor
We entered into a dealer manager agreement with our Dealer Manager and our sponsor, pursuant to which our Dealer Manager is responsible for marketing shares of our common stock in our public offering. We pay selling commissions to our Dealer Manager of up to 7.0% of the gross offering proceeds from the sale of Class A common stock and up to 2.0% of gross offering proceeds from the sale of Class T common stock. No selling commissions or dealer manager fees are paid in connection with sales under our distribution reinvestment plan. We also pay to our Dealer Manager dealer manager fees of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. No dealer manager fees are payable on Class A and Class T shares sold under the distribution reinvestment plan. During the year ended December 31, 2016, we paid our Dealer Manager $111,118 in selling commissions and $75,639 in dealer manager fees. Additionally, we pay our Dealer Manager an annual distribution and shareholder servicing fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary portion of our initial public offering for five years from the date on which each share is issued up to a total of 5.0%. During the year ended December 31, 2016, we paid our Dealer Manager $687 in distribution and shareholder servicing fees. Additionally, we also may reimburse our Dealer Manager for bona fide invoiced due diligence expenses. For the year ended December 31, 2016, and the period from July 15, 2015 through December 31, 2015, we did not reimburse our Dealer Manager for any due diligence expenses.
Relationship with our Manager
We have entered into a management agreement with our Manager pursuant to which it manage real estate properties and real estate-related debt investments and coordinates the leasing of, and the management of the construction activities related to, some of our real estate properties.
Pursuant to the management agreement, our Manager will earn a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directing from the property's operating account by the property manager. Any property management fees paid to unaffiliated third parties in excess of 4.5% of actual gross receipts will be reimbursed to us from our Advisor. Additionally, our Manager will earn a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to a property. Our Manager will also earn a debt servicing fee equal to 2.75% of gross receipts from real estate-related debt investments. During the ordinary course of business, our Manager or other affiliates of RAI may pay certain shared operating expenses on our behalf of. We are obligated to reimburse the Manager or other affiliates for such

(Back to Index)

shared operating expenses. At December 31, 2016, our only property is managed by an unaffiliated third party and accordingly, our Manager did not earn any fees or receive any expense reimbursements for the year ended December 31, 2016. At December 31, 2016, our Advisor will reimburse us $1,041 for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
Bridge Loan
On August 18, 2016, we entered into a $555,000 bridge loan (the “Bridge Loan”) with our Advisor. We used the proceeds of the Bridge Loan to partially finance the acquisition of our first property. The Bridge Loan was scheduled to mature on February 18, 2017, at which point the outstanding balance of the principal and all accrued and unpaid interest was to be due and payable. The Bridge loan incurred interest at an annual rate of LIBOR plus 3.0%. During the year ended December 31, 2016, we paid $2,921 in interest to our Advisor pursuant to the Bridge Loan. We repaid the Bridge Loan in full on November 1, 2016.
Relationship with RAI
Our property participates in an insurance pool with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to$140.0 million and $51.0 million, respectively. During the year ended December 31, 2016, we paid $1,505 into the insurance pools.
Other
We paid The Planning & Zoning Resource Company, an affiliate of C-III, $1,495 for a zoning report in relation to our acquisition of Payne Place, our real property investment.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Grant Thornton LLP served as our independent registered public accounting firm. Grant Thornton has served as our independent registered public accounting firm since our formation. The audit committee anticipates that it will engage Grant Thornton to audit our financial statements for the year ending December 31, 2017, subject to agreeing on fee estimates for the audit work. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Grant Thornton for the year ended December 31, 2016 were pre-approved in accordance with the policies and procedures described above.

(Back to Index)

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Grant Thornton, as well as the fees charged by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the year ended December 31, 2016 and for the period from July 15, 2015 through December 31, 2015, are set forth in the table below.

For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Audit fees (1)	$318,456	$56,925
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$318,456	$56,925

(1)	The Advisor paid $15,750 of audit and audit-related fees on our behalf prior to us breaking escrow in our initial public offering in June 2016.
For purposes of the preceding table, Grant Thornton’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and other procedures performed by Grant Thornton in order for them to be able to form an opinion on our consolidated financial statements, as well as the required review of quarterly financial statements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These fees cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

Exhibit No.	Description
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
4.4
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1
Advisory Agreement between the Company and Resource Apartment Advisor III, LLC, dated April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.2
Management Agreement by and among the Company, Resource Apartment OP III, LP and Resource Apartment Manager III, LLC, dated April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.3
Dealer Manager Agreement by and between the Company and Resource Securities, Inc., dated April 28, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.4
Purchase and Sale Agreement between Resource Apartment OP III, LP and South Payne Owner, LLC, dated July 29, 2016  (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.5
Promissory Note by Resource Apartment REIT III, Inc. in Favor of Resource Apartment Advisor III, LLC, dated August 18, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.6
Promissory Note by Resource Apartment REIT III, Inc. in Favor of JPMorgan Chase Bank, N.A., dated December 15, 2016 (incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed January 17, 2017)

10.7
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing among RRE Payne Place Holdings, LLC, Peter J. Barret and Michael A. Condyles, as trustees, and JPMorgan Chase Bank, N.A., dated December 15, 2016 (incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed January 17, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-207740) filed November 23, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(Back to Index)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
101.1	Interactive Data Files

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE APARTMENT REIT III, INC.

March 29, 2017	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin M. Finkel	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2017
Kevin M. Finkel

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017
Steven R. Saltzman

/s/ Paul A. Hughson	Director	March 29, 2017
Paul A. Hughson

/s/ Harvey Magarick	Director	March 29, 2017
Harvey Magarick

/s/ Lee F. Shlifer	Director	March 29, 2017
Lee F. Shlifer

/s/ David Spoont	Director	March 29, 2017
David Spoont

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2016 and the period from July 15, 2015 (date of inception) through December 31, 2015	F-3

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2016 and the period from July 15, 2015 (date of inception) through December 31, 2015	F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2016 and the period from July 15, 2015 (date of inception) through December 31, 2015	F-5

Notes to Consolidated Financial Statements	F-6

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Apartment REIT III, Inc.
We have audited the accompanying consolidated balance sheets of Resource Apartment REIT III, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the year ended December 31, 2016 and the period from July 15, 2015 (date of inception) to December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a)1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Apartment REIT III, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and the period from July 15, 2015 (date of inception) to December 31, 2105, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 29, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Investments:
Rental property, net	$2,445,835	$—
Identified intangible assets, net	27,870	—
	2,473,705	—

Cash	3,351,536	200,000
Restricted cash	7,733	—
Tenant receivables, net	788	—
Due from related parties	2,352	—
Contribution receivable	210,000	—
Prepaid expenses and other assets	100,485	—
Deferred offering costs	2,848,199	—
Total assets	$8,994,798	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable, net of deferred financing costs of $34,166 and $0	$1,590,834	$—
Accounts payable and accrued expenses	214,284	—
Due to related parties	3,616,713	—
Security deposits	3,300	—
Distributions payable	25,174	—
Total liabilities	5,450,305	—

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 0 issued and outstanding, respectively	500	—
Class A common stock, par value $0.01: 250,000,000 shares authorized, 384,195 and 20,000 issued and outstanding, respectively (including 1,904 shares declared as a stock dividend on October 7, 2016 and issued on January 13, 2017)	3,842	200
Class T common stock, par value $0.01: 750,000,000 shares authorized, 114,037 and 0 issued and outstanding, respectively (including 502 shares declared as a stock dividend on October 7, 2016 and issued on January 13, 2017)	1,140	—
Additional paid-in capital	4,380,126	199,800
Accumulated deficit	(841,115)	—
Total stockholders’ equity	3,544,493	200,000
Total liabilities and stockholders’ equity	$8,994,798	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Revenues:
Rental income	$72,119	$—
Total revenues	72,119	—

Expenses:
Rental operating	22,919	—
Acquisition costs	128,119	—
Property management fees	3,123	—
Management fees - related parties	9,844	—
General and administrative	641,538	—
Depreciation and amortization expense	35,502	—
Total expenses	841,045	—
Loss before other income (expense)	(768,926)	—

Other income (expense):
Interest income	762	—
Interest expense	(8,083)	—
Net loss	$(776,247)	$—

Class A common stock:
Net loss attributable to Class A common stockholders	$(709,395)	$—
Net loss per Class A share, basic and diluted	$(4.59)	$—
Weighted average Class A common shares outstanding, basic and diluted	154,618	17,026

Class T common stock:
Net loss attributable to Class T common stockholders	$(66,852)	$—
Net loss per Class T share, basic and diluted	$(4.42)	$—
Weighted average Class T common shares outstanding, basic and diluted	15,108	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND FOR THE PERIOD FROM JULY 15, 2015 (INCEPTION) AND DECEMBER 31, 2015

	Common Stock				Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount		Shares	Amount
	A Shares	T Shares	A Shares	T Shares
Balance at July 15, 2015 (inception)	—	—	$—	$—	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	—	—	199,800	—	200,000
Balance at December 31, 2015	20,000	—	$200	$—	—	$—	$199,800	$—	200,000
Issuance of common stock	366,948	113,415	3,669	1,134	—	—	4,504,823	—	4,509,626
Exchange of common stock for convertible stock	(5,000)	—	(50)	—	50,000	500	(450)	—	—
Offering costs	—	—	—	—	—	—	(352,188)	—	(352,188)
Distributions declared	—	—	—	—	—	—	—	(64,868)	(64,868)
Stock dividends	1,904	502	19	5	—	—	23,766	—	23,790
Common stock issued through distribution reinvestment plan	343	120	4	1	—	—	4,375	—	4,380
Net loss	—	—	—	—	—	—	—	(776,247)	(776,247)
Balance at December 31, 2016	384,195	114,037	$3,842	$1,140	50,000	$500	$4,380,126	$(841,115)	$3,544,493

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(776,247)	$—
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,502	—
Amortization of deferred financing costs	2,775	—
Changes in operating assets and liabilities:
Restricted cash	(7,733)	—
Tenant receivable, net	(788)	—
Due from related parties	(2,352)	—
Prepaid expenses and other assets	(100,115)	—
Due to related parties	702,213	—
Accounts payable and accrued expenses	99,306	—
Net cash used in operating activities	(47,439)	—

Cash flows from investing activities:
Property acquisitions	(2,493,673)	—
Capital expenditures	(9,207)	—
Net cash used in investing activities	(2,502,880)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,122,545	200,000
Proceeds from borrowings	2,180,000	—
Payments on borrowings	(555,000)	—
Payment of deferred financing costs	(34,166)	—
Distributions paid on common stock	(11,524)	—
Net cash provided by financing activities	5,701,855	200,000

Net increase in cash	3,151,536	200,000
Cash at beginning of year	200,000	—
Cash at end of year	$3,351,536	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share or Class T. The Company will determine its net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to the NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. As of December 31, 2016, the Company has raised aggregated gross offering proceeds of $4.7 million from the sale of 381,948 Class A shares and 113,415 Class T shares of common stock.
Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million. On August 5, 2016, the Advisor exchanged 5,000 shares of common stock for 50,000 shares of convertible stock. Under limited circumstances, these shares may be converted into shares of the Company's Class A common stock satisfying its obligation to pay the Advisor an incentive fee and diluting its stockholders’ interest in the Company.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc. ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC, the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. At December 31, 2016, the Company owned one apartment property located in Alexandria, Virginia.
On June 29, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. The Company broke escrow in New York on October 11, 2016. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $20.0 million, respectively. Having raised the minimum offerings, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes as disclosed in our prospectus dated April 29, 2016 as supplemented.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The Company intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, once qualified as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource Apartment REIT III Holdings, LLC
Resource Apartment REIT III OP, LP
RRE Payne Place Holdings, LLC
All intercompany accounts have been eliminated in consolidation.
Concentration of Concentration Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2016, the Company had $3.4 million of deposits at various banks, $2.7 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. The Company has not experienced any loss on such deposits.
At December 31, 2016, the Company’s real estate investment in Alexandria, Virginia represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Washington, DC/Northern Virginia real estate market. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company records acquired real estate at fair value on its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related leases

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the year ended December 31, 2016 and for the period from July 15, 2015 through December 31, 2015.
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
The Company may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method an effective interest rate ("EIR") is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan receivable is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.
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
DECEMBER 31, 2016

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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $91,516 for the year ending December 31, 2016 and none thereafter.
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. At December 31, 2016 and 2015, there were no allowances for uncollectible receivables.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2017. Accordingly, once qualified as a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS may hold assets and engage in activities that it cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits.
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock and Class T common stock during the periods presented (see Note 10 ).
Organization and Offering Costs
The Company incurs organization and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor on behalf of the Company.
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
Through December 31, 2016, the Company has charged approximately $112,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At December 31, 2016, the Advisor has advanced approximately $2.8 million of these costs on behalf of the Company, of which $2.7 million has been deferred at December 31, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that organization and offering costs incurred by us exceed 4% of the gross proceeds of the initial public offering. If, however,we raise the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, the dealer manager fee and the distribution and stockholder servicing fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the Company's plans to raise capital will be successful. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.
The Company records distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee of $53,702 for the full five year period at December 31, 2016 based on a total of 5% of the gross proceeds from all Class T shares sold.
Adoption of New Accounting Standards
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of the new requirements did not have a material impact on the Company's consolidated financial statements.
In January 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. On January 1, 2016, the Company adopted ASU 2015-0; the adoption had no impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. On January 1, 2016, the Company adopted ASU 2015-02; the adoption had no impact on the Company's consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective and was adopted by the Company on January 1, 2016; the adoption had no impact on its consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Company on January 1, 2016; the adoption had no impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial statements.
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
In March 2016, FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year beginning November 1, 2017. The Company is currently evaluating the impact the adoption of ASU No. 2016-09 may have on its consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements.
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
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning November 1, 2018 and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on its consolidated financial statements and disclosures.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company is currently evaluating the impact the adoption of ASU No. 2017-01 may have on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information:

		For the period July 15, 2015
	For the Year Ended	(date of inception) through
	December 31, 2016	December 31, 2015
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$2,848,317	$—
Accounts payable and accrued expenses	111,581	—
Cash distributions on common stock declared but not yet paid	25,174	—
Stock issued from distribution reinvestment plan	4,380	—
Stock dividend issued	23,790	—
Exchange of common stock for convertible stock	500	—

Cash paid during the year for:
Interest	$5,307	$—
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. A summary of the components of restricted cash follows:

	December 31, 2016	December 31, 2015
Real estate taxes	$7,733	$—
In addition, the Company had unrestricted cash designated for capital expenditures of $84,702 and $0 for the years ended December 31, 2016 and 2015, respectively.
NOTE 5 - ACQUISITIONS
On August 19, 2016, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virgina ("Payne Place"). Payne Place, constructed in 1950, contains 11 units and amenities, including but not limited to storage lockers and a patio with a barbeque area. Payne Place encompasses 6,730 rentable square feet. At December 31, 2016, Payne Place was 91.7% leased.
Payne Place was acquired for a purchase price of $2.5 million, excluding closing costs. In connection with the acquisition, the Company incurred an acquisition fee of $52,864 to its Advisor pursuant to the advisory agreement and $14,200 of acquisition costs reimbursable to related parties.
In order to finalize the fair values of the acquired assets and liabilities, the Company obtained a third-party appraisal. The Company has up to a maximum of 12 months from the date of acquisition to finalize the valuation for the property acquired. The valuation for Payne Place was finalized as of December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The table below summarizes the acquisition and the respective fair value assigned:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Liabilities	Fair Value Assigned
Payne Place	Alexandria, Virginia	8/19/2016	$2,500,000	$1,419,898	$1,016,451	$13,710	$49,941	$(6,327)	$2,493,673

(1)	Purchase price excludes closing costs and acquisition expenses.
Total revenues, rental operating expenses, acquisition costs and property management fees included on the consolidated statements of operations for the year ended December 31, 2016 are attributable to Payne Place.

NOTE 6 - RENTAL PROPERTY, NET

At December 31, 2016, the Company owned one property. The following table presents the Company's investment in rental properties:

	December 31, 2016	December 31, 2015
Land	$1,419,898	$—
Building and improvements	1,018,051	—
Furniture, fixtures and equipment	21,317	—
	2,459,266	—
Less: accumulated depreciation	(13,431)	—
Total	$2,445,835	$—

Depreciation expense for the year ended December 31, 2016 was $13,431. There was no depreciation expense for the period from July 15, 2015 (inception) through December 31, 2015.
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The value of in-place leases totaled $27,870 at December 31, 2016, net of accumulated amortization of $22,071. The weighted average remaining life of the rental leases is five months as of December 31, 2016. Since the Company acquired the property in 2016, the balance in accumulated amortization reflects the amortization expense for the year ended December 31, 2016. At December 31, 2016, expected amortization for the in-place leases for the next 12 months is $27,870 and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE
On December 15, 2016, the Company, through a wholly owned subsidiary, entered into a $1.6 million secured mortgage loan with JPMorgan Chase Bank, N.A., secured by Payne Place (the "Payne Place Loan"). The Payne Place Loan, which matures on January 1, 2047, bears interest at a fixed rate of 3.11% for the first three years. On January 1, 2020, the interest rate converts to a variable rate calculated based on the six month London Interbank Offered Rate ("LIBOR") plus 2.25%, with an all-in rate floor of 2.50% and ceiling of 9.50%. Monthly payments include interest and principal in the amount of approximately $7,000 per month. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Payne Place Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (4) after the third year of the loan with no prepayment premium.
The Payne Place Loan is guaranteed by RAI until the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65%.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The following is a summary of the Company's mortgage note payable as of December 31, 2016:

Collateral	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value	Annual Interest Rate (1) (2)	Average Monthly Debt Service	Average Monthly Escrow
Payne Place	$1,625,000	$(34,166)	$1,590,834	3.11%	$6,948	$1,933

(1)	Fixed rate

(2)	Beginning on January 1, 2020, the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%

There were no mortgage notes payable outstanding as of December 31, 2015.
Annual principal payments on the mortgage note payable for each of the next five years ending December 31, and thereafter, are as follows:

2017	$30,493
2018	34,271
2019	35,352
2020	36,467
2021	37,618
Thereafter	1,450,799
$1,625,000
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the year ended December 31, 2016, amortization of deferred financing costs of $2,775 related to the bridge loan payable to the Advisor was included in interest expense (see Note 9 for further details). At December 31, 2016, accumulated amortization was $2,775. Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending December 31, are as follows:

2017	$1,952
2018	1,911
2019	1,869
2020	1,825
2021	1,780
Thereafter	24,829
$34,166

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc. (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. As of

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

December 31, 2016, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $2.8 million.
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
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds if the Company raises less than $500 million in the primary offering and 2.5% of gross offering proceeds if the Company raises more than $500 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.
On August 18, 2016, the Advisor provided a $555,000 bridge loan (the "Bridge Loan") to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Payne Place. The Bridge Loan incurred interest at an annual rate of LIBOR plus 3.00%. On November 1, 2016, the Company repaid the outstanding balance of the Bridge Loan and accrued interest. Interest expense associated with Bridge Loan for the year ended December 31, 2016 was $2,921.
Relationship with Resource Apartment Manager III, LLC
Resource Apartment Manager III, LLC (the "Manager"), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager will earn a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At December 31, 2016, the Advisor owes the Company $1,041 for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
Construction management fees. The Manager will earn a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to a property.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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
Relationship with Resource Securities
Resource Securities (the "Dealer Manager"), an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering.
Dealer manager fee and selling commissions. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company generally pays the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
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

	Class A Share	Class T Share
Initial Offering Price	$10.00	$9.47
Selling Commissions Paid by Company (per shares)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09
(1) Each outstanding Class T share issued in the primary offering is subject to an annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.
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
DECEMBER 31, 2016

servicing fees. As a result, holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes escrow funds held by RAI for self-insurance. The Company's property participates in an insurance pool with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. In the year ended December 31, 2016, the Company paid $1,505 into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.
RAI guarantees the mortgage on Payne Place until such time as the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65% (see Note 8 for further details).

Other
The Company paid The Planning & Zoning Resource Company, an affiliate of C-III, $1,495 for a zoning report in relation to its acquisition of Payne Place.
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	December 31, 2016	December 31, 2015
Due from related parties:
Advisor	$1,041	$—
RAI - insurance funds held in escrow	1,311	—
	$2,352	$—

Due to related parties:
Advisor:
Acquisition related reimbursements	$14,050	$—
Asset management fees	2	—
Organization and offering costs	2,848,317	—
Operating expense reimbursements (including prepaid expenses)	682,661	—
	$3,545,030	$—

Resource Securities:
Selling commissions and dealer-manager fees	$10,363	$—
Distribution and shareholder servicing fee	53,015	—
	$63,378	$—

Resource America:
Internal Audit Fee	$8,250	$—

Other	$55	$—
	$3,616,713	$—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

		For the period July 15, 2015
	For the Year Ended	(date of inception) through
	December 31, 2016	December 31, 2015
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (4)	$67,064	$—
Asset management fees (1)	$9,844	$—
Debt financing fees (6)	$10,900	$—
Interest expense	$2,921	$—
Organization and offering costs (2)	$2,848,317	$—
Operating expense reimbursement (3)	$196,292	$—

Resource Securities:
Selling commissions and dealer-manager fees (5)	$186,757	$—
Distribution and shareholder servicing fee (5)	$53,702	$—

Other:
The Planning & Zoning Resource Company (4)	$1,495	$—

(1)	Included in Management fees on the consolidated statements of operations.

(2)	Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets.

(3)	Included in General and administrative on the consolidated statements of operations and excludes third party costs that are advanced by the Advisor.

(4)	Included in Acquisition costs on the consolidated statements of operations.

(5)	Included in Stockholders' equity on the consolidated balance sheets.

(6)	Included in Due to related parties on the consolidated balance sheets.
NOTE 10 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows:

		For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Net loss	$(776,247)	$—
Less: Class A common stock cash distributions declared	35,177	—
Less: Class T common stock cash distributions declared	5,901	—
Undistributed net loss attributable to common stockholders	$(817,325)	$—

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(744,572)	$—
Class A common stock cash distributions declared	35,177	—
Net loss attributable to Class A common stockholders	$(709,395)	$—
Net loss per Class A common share, basic and diluted	$(4.59)	$—
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	154,618	17,026

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

		For the period July 15, 2015
	For the year ended	(date of inception) through
	December 31, 2016	December 31, 2015
Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(72,753)	$—
Class T common stock cash distributions declared	5,901	—
Net loss attributable to Class T common stockholders	$(66,852)	$—
Net loss per Class T common share, basic and diluted	$(4.42)	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	15,108	—

(1)	Weighted-average number of shares excludes the convertible stock as they are not participating securities.
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of December 31, 2016, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the board of directors of the Company approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of December 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
Each of these two events is a "Triggering Event."  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

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
Common Stock
The Company’s charter authorizes the Company to issue 250 million shares of its $0.01 par value Class A common stock. As of December 31, 2016, there were 384,195 shares of Class A common stock issued and outstanding.
The Company's charter authorizes the Company to issue 750 million shares of its $0.01 par value Class T common stock. As of December 31, 2016, there were 114,037 shares of Class T common stock issued and outstanding.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Distributions
Cash Distributions
The table below provides information regarding distributions paid to stockholders during the year ended December 31, 2016. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) 0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares	10/10/2016 through 10/30/2016	$.000547945 per day	10/31/2016	$460	$2,554	$3,014
Class A Shares	10/31/2016 through 11/29/2016	$.000547945 per day	11/30/2016	1,208	4,392	5,600
Class A Shares	11/30/2016 through 12/29/2016	$.000547945 per day	12/30/2016	1,625	4,326	5,951
Class T Shares	10/10/2016 through 10/30/2016	$.000547945 per day	10/31/2016	35	39	74
Class T Shares	10/31/2016 through 11/29/2016	$.000547945 per day	11/30/2016	464	102	566
Class T Shares	11/30/2016 through 12/29/2016	$.000547945 per day	12/30/2016	588	111	699
				$4,380	$11,524	$15,904
On December 15, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the periods from December 30, 2016 through January 30, 2017, from January 31, 2017 through February 27, 2017, and from February 28, 2017 through March 30, 2017, which distributions were paid or will be paid on January 31, 2017, February 28, 2017 and March 31, 2017, respectively. Distributions for these periods were or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. At December 31, 2016, the Company has accrued $25,174 for the cash distributions to be paid on January 31, 2017, February 28, 2017 and March 31, 2017, which is reported in distributions payable in the consolidated balance sheet.
Stock Dividends
Also on October 7, 2016, the Company's board of directors authorized a stock dividend for the fourth quarter of 2016, in the amount of 0.005 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on December 31, 2016. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on January 13, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as being issued in the consolidated balance sheets at December 31, 2016.
NOTE 12 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature. The hierarchy followed defines three levels of inputs that may be used to measure fair value:

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
The fair value of rental properties is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities. The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.
The carrying and fair values of the Company’s mortgage note payable, which was not carried at fair value on the consolidated balance sheets at December 31, 2016 and 2015, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$1,625,000	$1,625,000	$—	$—
The carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the mortgage obtained (Level 3).
NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth the Company's operating results by quarter:

Quarterly results for 2016	March 31	June 30	September 30	December 31
Revenues	$—	$—	$25,178	$46,941
Interest income	$—	$—	$432	$330
Net loss	$—	$(26,458)	$(431,093)	$(318,696)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$—	$(26,458)	$(428,288)	$(269,906)
Basic and diluted earnings per Class A common share	$—	$(1.06)	$(1.75)	$(0.83)
Weighted average Class A common shares outstanding	20,100	25,008	244,143	326,350

Class T Common Stock:
Net loss attributable to Class T common stockholders	$—	$—	$(2,805)	$(48,790)
Basic and diluted earnings per Class T common share	$—	$—	$(1.75)	$(0.83)
Weighted average Class T common shares outstanding	—	—	1,599	58,504
All weighted average shares outstanding have been revised to reflect the stock dividend declared in December 2016.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 14 - OPERATING EXPENSE LIMITATION
Under its charter, commencing September 30, 2017, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

NOTE 15 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:
On February 22, 2017, the Company's board of directors authorized a stock dividend of 0.01 shares of common stock, or 1% of each outstanding share of Class A and Class T common stock, to stockholders of record at the close of business on March 31, 2017. This stock dividend is expected to be issued on April 14, 2017.
On March 28, 2017, the Company's board of directors authorized a cash distribution on the outstanding shares of all classes of common stock based on daily record dates for the period from March 31, 2017 through April 27, 2017, which the Company expects to pay on April 28, 2017. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED AMORTIZATION AND DEPRECIATION
DECEMBER 31, 2016

Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
		Building and Land Improvements	Improvements Carry Costs	Building and Land Improvements, Total
Real estate owned:
Residential
Alexandria, Virginia	$1,625,000	$2,450,059	$9,207	$2,459,266	$13,431	1950	8/19/2016

	December 31,
	2016	2015
Investments in real estate:
Balance at beginning of the year	$—	$—
Acquisitions	2,450,059	—
Improvements, etc.	9,207	—
Balance at end of year	$2,459,266	$—

Accumulated Depreciation:
Balance at beginning of year	$—	$—
Depreciation and amortization	13,431	—
Balance at the end of year	$13,431	$—

(Back to Index)