Form 10-Q
period 2017-03-31
Resource Apartment REIT III, Inc.
filed 2017-05-12
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 8, 2017, there were 532,628 outstanding shares of Class A common stock and 584,331 outstanding shares of Class T common stock of Resource Apartment REIT III, Inc.

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

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities, Inc. (our "Dealer Manager") and other entities affiliated with Resource Real Estate, Inc. (our "Sponsor"). As a result, these individuals face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•
We pay substantial fees to and expenses of our Advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•
Our Advisor and its affiliates receive fees in connection with transactions involving the acquisition and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would be in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount.

•	We may lack property diversification if we do not raise substantial funds in our initial public offering.

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

All forward-looking statements should be read in light of the risks described above and identified in the "Risk Factors" section of our Registration Statement on Form S-11 (File No. 333-207740) filed with the Securities and Exchange Commission, as the same may be amended and supplemented from time to time.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$2,440,931	$2,445,835
Identified intangible assets, net	12,888	27,870
	2,453,819	2,473,705

Cash	7,193,946	3,351,536
Restricted cash	11,600	7,733
Tenant receivables, net	—	788
Due from related parties	3,342	2,352
Contribution receivable	120,000	210,000
Prepaid expenses and other assets	116,243	100,485
Deferred offering costs	3,644,500	2,848,199
Total assets	$13,543,450	$8,994,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable, net of deferred financing costs of $33,838 and $34,166	$1,585,682	$1,590,834
Accounts payable and accrued expenses	230,246	214,284
Due to related parties	4,936,611	3,616,713
Security deposits	6,401	3,300
Distributions payable	11,084	25,174
Total liabilities	6,770,024	5,450,305

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	500	500
Class A common stock, par value $0.01: 250,000,000 shares authorized, 489,860 and 384,195 issued and outstanding, respectively (including 4,850 shares declared as a stock dividend on February 22, 2017)	4,899	3,842
Class T common stock, par value $0.01: 750,000,000 shares authorized, 440,313 and 114,037 issued and outstanding, respectively (including 4,360 shares declared as a stock dividend on February 22, 2017)	4,403	1,140
Additional paid-in capital	8,026,399	4,380,126
Accumulated deficit	(1,262,775)	(841,115)
Total stockholders’ equity	6,773,426	3,544,493
Total liabilities and stockholders’ equity	$13,543,450	$8,994,798
The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$49,441	$—
Total revenues	49,441	—

Expenses:
Rental operating	21,089	—
Property management fees	2,182	—
Management fees - related parties	6,727	—
General and administrative	302,019	—
Depreciation and amortization expense	25,307	—
Total expenses	357,324	—
Loss before other income (expense)	(307,883)	—

Other income (expense):
Other income	1,500	—
Interest income	1,581	—
Interest expense	(12,941)	—
Net loss	$(317,743)	$—

Class A common stock:
Net loss attributable to Class A common stockholders	$(194,860)	$—
Net loss per Class A share, basic and diluted	$(0.45)	$—
Weighted average Class A common shares outstanding, basic and diluted	437,298	20,301

Class T common stock:
Net loss attributable to Class T common stockholders	$(122,883)	$—
Net loss per Class T share, basic and diluted	$(0.45)	$—
Weighted average Class T common shares outstanding, basic and diluted	272,620	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Common Stock				Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount		Shares	Amount
	A Shares	T Shares	A Shares	T Shares
Balance, at January 1, 2017	384,195	114,037	$3,842	$1,140	50,000	$500	$4,380,126	$(841,115)	$3,544,493
Issuance of common stock	100,137	321,340	1,001	3,214	—	—	4,020,473	—	4,024,688
Offering costs	—	—	—	—	—	—	(475,673)	—	(475,673)
Distributions declared	—	—	—	—	—	—	—	(103,917)	(103,917)
Stock dividends	4,856	4,425	49	44	—	—	90,393	—	90,486
Common stock issued through distribution reinvestment plan	672	511	7	5	—	—	11,080	—	11,092
Net loss	—	—	—	—	—	—	—	(317,743)	(317,743)
Balance, at March 31, 2017	489,860	440,313	$4,899	$4,403	50,000	$500	$8,026,399	$(1,262,775)	$6,773,426

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(317,743)	$—
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,307	—
Amortization of deferred financing costs	328	—
Changes in operating assets and liabilities:
Restricted cash	(3,867)	—
Tenant receivable, net	788	—
Due from related parties	(990)	—
Prepaid expenses and other assets	(15,234)	—
Due to related parties	328,802	—
Accounts payable and accrued expenses	(25,090)	—
Security deposits	3,101	—
Net cash used in operating activities	(4,598)	—

Cash flows from investing activities:
Capital expenditures	(5,421)	—
Net cash used in investing activities	(5,421)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,874,338	—
Payments on borrowings	(5,480)	—
Distributions paid on common stock	(16,429)	—
Net cash provided by financing activities	3,852,429	—

Net increase in cash	3,842,410	—
Cash at beginning of period	3,351,536	—
Cash at end of period	$7,193,946	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share or Class T. The Company will determine its net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV Pricing Date"). Commencing on the NAV Pricing Date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to the NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV Pricing Date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV Pricing Date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company. As of March 31, 2017, the Company has raised aggregated offering proceeds of approximately $8.7 million from the sale of 482,084 Class A shares and 434,756 Class T shares of common stock.
Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in the offering. On August 5, 2016, the Advisor exchanged 5,000 shares of common stock for 50,000 shares of convertible stock. Under limited circumstances, these shares may be converted into shares of the Company's Class A common stock satisfying its obligation to pay the Advisor an incentive fee and diluting its stockholders’ interest in the Company.
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc. ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC, the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. At March 31, 2017 and December 31, 2016, the Company owned one apartment property located in Alexandria, Virginia.
On June 29, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. The Company broke escrow in New York on October 11, 2016. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $20.0 million, respectively. Having raised the minimum offerings, the offering proceeds were released by the escrow agent to the Company and available for acquisition of properties and other purposes.
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
MARCH 31, 2017
(unaudited)

to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with GAAP.
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
Real Estate Investments
The Company records acquired real estate at fair value on its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related lease

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three months ended March 31, 2017 and 2016.
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
MARCH 31, 2017
(unaudited)

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
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. At March 31, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
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
MARCH 31, 2017
(unaudited)

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
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock and Class T common stock during the periods presented (see Note 9).
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
Through March 31, 2017, the Company has charged approximately $202,730 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At March 31, 2017, the Advisor has advanced approximately $3.7 million of these costs on behalf of the Company, of which $3.5 million have been deferred at March 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such deferred costs will only become a liability of the Advisor to the extent that organization and offering costs incurred by us exceed 4% of the gross proceeds of the initial public offering. However, if the Company raises the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, the dealer manager fee and the distribution and stockholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the Company's plans to raise capital will be successful. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
The Company records distribution and shareholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee of $205,857 for the full five year period at March 31, 2017 based on a total of 5% of the gross proceeds from all Class T shares sold, of which, the Company paid $4,657 cumulatively through March 31, 2017.
Adoption of New Accounting Standards
In August 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of the new requirements did not have a material impact on the Company's consolidated financial statements.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. On January 1, 2016, the Company adopted ASU 2015-01; the adoption had no impact on the Company's consolidated financial statements.
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
MARCH 31, 2017
(unaudited)

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
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018 and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on its consolidated financial statements and disclosures.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information:

	Three months ended
	March 31, 2017	March 31, 2016
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$846,829	$—
Accounts payable and accrued expenses	40,528	—
Cash distributions on common stock declared but not yet paid	11,084	—
Stock issued from distribution reinvestment plan	11,092	—
Stock dividend issued	90,486	—

Cash paid during the year for:
Interest	$8,416	$—

NOTE 4 - ACQUISITIONS

On August 19, 2016, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virgina ("Payne Place"). Payne Place, constructed in 1950, contains 11 units and amenities, including but not limited to storage lockers and a patio with a barbeque area. Payne Place encompasses 6,730 rentable square feet. At March 31, 2017, Payne Place was 100% leased.
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

The table below summarized the acquisition and the respective fair value assigned:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Liabilities	Fair Value Assigned
Payne Place	Alexandria, Virginia	8/19/2016	$2,500,000	$1,419,898	$1,016,451	$13,710	$49,941	$(6,327)	$2,493,673

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.
Total revenues, rental operating expenses, acquisition costs and property management fees included on the consolidated statements of operations for the three months ended March 31, 2017 are attributable to Payne Place.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 5 - RENTAL PROPERTY, NET

At March 31, 2017, the Company owned one property. The following table presents the Company's investment in rental properties:

	March 31, 2017	December 31, 2016
Land	$1,419,898	$1,419,898
Building and improvements	1,018,051	1,018,051
Furniture, fixtures and equipment	21,318	21,317
Construction in progress	5,420	—
	2,464,687	2,459,266
Less: accumulated depreciation	(23,756)	(13,431)
Total rental property, net	$2,440,931	$2,445,835

Depreciation expense for the three months ended March 31, 2017 was $10,325. There was no depreciation expense for the same period of 2016.

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The value of in-place leases at March 31, 2017 and December 31, 2016 was $12,888 and $27,870, respectively. Accumulated amortization at March 31, 2017 and December 31, 2016 was $37,053 and $22,071, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 was $14,982 and $0, respectively. The weighted average remaining life of the rental leases was two months as of March 31, 2017 and five months as of December 31, 2016. At March 31, 2017, expected amortization for the in-place leases for the next 12 months is $12,888 and none thereafter.

NOTE 7 - MORTGAGE NOTES PAYABLE
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
The following is a summary of the Company's mortgage note payable as of March 31, 2017:

	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value	Average Monthly Debt Service	Average Monthly Escrow
Collateral	March 31, 2017			December 31, 2016
Payne Place	$1,619,520	$(33,838)	$1,585,682	$1,625,000	$(34,166)	$1,590,834	$6,948	$1,933

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Annual principal payments on the mortgage note payable for each of the next five 12-month periods ending March 31, and thereafter, are as follows:

2018	$33,482
2019	34,538
2020	35,628
2021	36,750
2022	37,911
Thereafter	1,441,211
$1,619,520
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2017 and 2016, respectively, amortization of $328 and $0 of deferred financing costs was included in interest expense. Accumulated amortization at March 31, 2017 and December 31, 2016 was $328 and $2,775, respectively. Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, are as follows:

2018	$1,945
2019	1,904
2020	1,862
2021	1,818
2022	1,773
Thereafter	24,536
$33,838

At March 31, 2017 and December 31, 2016, the Company had $11,600 and $7,733, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor, which is the Advisor's parent company and a wholly-owned subsidiary of RAI. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. As of March 31, 2017, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $3.7 million.
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
MARCH 31, 2017
(unaudited)

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
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds if the Company raises less than $500.0 million in the primary offering and 2.5% of gross offering proceeds if the Company raises more than $500.0 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.
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
Property management fees. The Manager will earn a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At March 31, 2017 and December 31, 2016, the Advisor owes the Company $1,768 and $1,041, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering.
Dealer manager fee and selling commissions. Pursuant to the terms of the dealer manager agreement with the Resource Securities, the Company generally pays Resource Securities a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. Resource Securities reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
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
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related parties includes escrow funds held by RAI and C-III for self-insurance, which, if unused, will be returned to the Company. The Company's property participates in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool covers losses up to $2.5 million and the pool

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2017, the Company paid $419 into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.
RAI guarantees the mortgage on Payne Place until such time as the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65%. (see Note 7 for further details).
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

	March 31, 2017	December 31, 2016
Due from related parties:
Advisor	$1,768	$1,041
RAI and affiliate - insurance funds held in escrow	1,574	1,311
	$3,342	$2,352

Due to related parties:
Advisor:
Acquisition related reimbursements	$14,050	$14,050
Asset management fees	6,730	2
Organization and offering costs	3,695,091	2,848,317
Operating expense reimbursements (including prepaid expenses)	1,009,113	682,661
	$4,724,984	$3,545,030
RAI:
Internal Audit Fee	$—	$8,250
Operating expense reimbursements	3,872	—
	$3,872	$8,250
Resource Securities:
Selling commissions and dealer-manager fees	$6,500	$10,363
Distribution and shareholder servicing fee	201,200	53,015
	$207,700	$63,378

Other	$55	$55
		—
	$4,936,611	$3,616,713

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

	Three Months Ended March 31,
	2017	2016
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$6,727	$—
Organization and offering costs (2)	$846,774	$—
Operating expense reimbursement (3)	$151,678	$—

Resource Securities
Selling commissions and dealer-manager fees (4)	$232,519	$—
Distribution and shareholder servicing fee (4)	$152,155	$—
(1)     Included in Management fees on the consolidated statements of operations.
(2)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets.

(3)	Included in General and administrative on the consolidated statements of operations and excludes third party costs that are advanced by the Advisor.
(4)     Included in Stockholders' equity on the consolidated balance sheets.
NOTE 9 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows:

	March 31,
	2017	2016
Net loss	$(317,743)	$—
Less: Class A common stock cash distributions declared	7,691	—
Less: Class T common stock cash distributions declared	3,392	—
Undistributed net loss attributable to common stockholders	$(328,826)	$—

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(202,551)	$—
Class A common stock cash distributions declared	7,691	—
Net loss attributable to Class A common stockholders	$(194,860)	$—
Net loss per Class A common share, basic and diluted	$(0.45)	$—
Weighted-average number of Class A common shares outstanding, basic and diluted	437,298	20,301

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(126,275)	$—
Class T common stock cash distributions declared	3,392	—
Net loss attributable to Class T common stockholders	$(122,883)	$—
Net loss per Class T common share, basic and diluted	$(0.45)	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	272,620	—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2016 (were such date to represent the end of the contingency period). Due to reported losses for the three months ended March 31, 2017, common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At March 31, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At March 31, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
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
Common Stock
The Company’s charter authorizes the Company to issue 250 million shares of its $0.01 par value Class A common stock. As of March 31, 2017, there were 489,860 shares of Class A common stock issued and outstanding.
The Company's charter authorizes the Company to issue 750 million shares of its $0.01 par value Class T common stock. As of March 31, 2017, there were 440,313 shares of Class T common stock issued and outstanding.
Distributions
Cash Distributions
The table below provides information regarding distributions paid to stockholders during the three months ended March 31, 2017. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares	12/30/2016 through 1/30/2017	$.000547945 per day	1/31/2017	$2,035	$4,851	$6,886
Class A Shares	1/31/2017 through 2/27/2017	$.000547945 per day	2/28/2017	2,113	4,512	6,625
Class A Shares	2/28/2017 through 3/30/2017	$.000547945 per day	3/31/2017	2,302	5,513	7,815
Class T Shares	12/30/2016 through 1/30/2017	$.000547945 per day	1/31/2017	1,009	320	1,329
Class T Shares	1/31/2017 through 2/27/2017	$.000547945 per day	2/28/2017	1,393	471	1,864
Class T Shares	2/28/2017 through 3/30/2017	$.000547945 per day	3/31/2017	2,240	762	3,002
				$11,092	$16,429	$27,521
On March 28, 2017, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the periods from March 31, 2017 through April 27, 2017, which were paid April 28, 2017. Distributions for this period were calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. At March 31, 2017, the Company had accrued $11,084 for the cash distributions paid on April 28, 2017, which is reported in distributions payable in the consolidated balance sheet.
Stock Dividends
On February 22, 2017, the Company's board of directors authorized a stock dividend for the first quarter of 2017, in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on April 13, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as being issued in the consolidated balance sheets at March 31, 2017.
NOTE 11 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its financial instruments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature. The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
MARCH 31, 2017
(unaudited)

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
The carrying and fair values of the Company’s mortgage note payable, which was not carried at fair value on the consolidated balance sheets at March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note payable	$1,619,520	$1,619,520	$1,625,000	$1,625,000
The carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the mortgage obtained (Level 3).
NOTE 12 - OPERATING EXPENSE LIMITATION
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
NOTE 13 - SUBSEQUENT EVENTS
On April 25, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of the Company's common stock based on daily record dates from April 28, 2017 through May 30, 2017 and from May 31, 2016 through June 29, 2017, which distributions the Company expects to pay on May 31, 2017 and June 30, 2017, respectively. Distributions for these periods have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.
On April 25, 2017, the Company's board of directors authorized a stock dividend of 0.01 shares of common stock, or 1% of each outstanding share of Class A and Class T common stock, to the stockholders of record at the close of business on July 1, 2017. Such stock dividend will be issued on July 14, 2017.
Effective April 28, 2017, the Company renewed the advisory agreement with the Advisor through April 27, 2018. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2017.
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are not able to raise a substantial amount of offering proceeds, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At March 31, 2017, we owned one multifamily property. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

The following table sets forth the results of our operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$49,441	$—
Total revenues	49,441	—

Expenses:
Rental operating	21,089	—
Property management fees	2,182	—
Management fees - related parties	6,727	—
General and administrative	302,019	—
Depreciation and amortization expense	25,307	—
Total expenses	357,324	—
Loss before other income (expense)	(307,883)	—

Other income (expense):
Other income	1,500	—
Interest income	1,581	—
Interest expense	(12,941)	—
Net loss	$(317,743)	$—

Class A common stock:
Net loss attributable to Class A common stockholders	$(194,860)	$—
Net loss per Class A share, basic and diluted	$(0.45)	$—
Weighted average Class A common shares outstanding, basic and diluted	437,298	20,301

Class T common stock:
Net loss attributable to Class T common stockholders	$(122,883)	$—
Net loss per Class T share, basic and diluted	$(0.45)	$—
Weighted average Class T common shares outstanding, basic and diluted	272,620	—

(Back to Index)

During the three months ended March 31, 2017 and 2016, we incurred the following general and administrative expenses:

	Three Months Ended March 31,
	2017	2016
Allocated payroll and benefits	$123,398	$—
Directors' fees	35,083	—
Allocated rent	25,009	—
Professional fees	50,376	—
Travel and entertainment	3,505	—
Insurance	29,944	—
IT related expenses	29,484	—
Other	5,220	—
	$302,019	$—
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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of March 31, 2017, we have purchased one property using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. At March 31, 2017, we have raised approximately $8.7 million in our public offering.
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

(Back to Index)

(Back to Index)

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
Organization and Offering Costs
We incur organization and offering costs in pursuit of our financing. Our organization and offering costs (other than selling commissions, the dealer manager fees and distribution and shareholder servicing fees) are initially being paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
Pursuant to the Advisory Agreement, we will be obligated to reimburse the Advisor for organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 4.0% of gross offering proceeds as of the termination of this offering if we raise less than $500.0 million in the primary offering, and 2.5% of gross offering proceeds as of the termination of this offering if we raise $500.0 million or more in the primary offering. However, if we raise the maximum offering amount in the primary offering, we expect organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be approximately $10.0 million or 1% of gross offering proceeds. These organization and offering expenses include all actual expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee), including reimbursements to our Advisor for the portion of named executive officer salaries allocable to activities related to this offering, to be incurred on our behalf and paid by us in connection with the offering.
Through March 31, 2017, we have charged approximately $203,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At March 31, 2017, the Advisor has incurred approximately $3.7 million of these costs on our behalf, of which approximately $3.5 million has been deferred at March 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that organization and offering expenses (excluding selling commissions, dealer manager fees and and the distribution and shareholder servicing fee) incurred by us exceed 4.0% of the gross proceeds of the initial public offering if we raise less than $500.0 million or 2.5% of gross proceeds of the initial public offering if we raise $500.0 million or more. If, however, we raise the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and shareholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the our plans to raise capital will be successful.

(Back to Index)

(Back to Index)

Outstanding Class T shares issued in our primary offering are subject to a 1.0% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.
We record the distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee of $205,857 for the full five year period at March 31, 2017, of which, we paid $4,657 cumulatively through March 31, 2017.
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
Operating Expenses
At the end of each fiscal quarter, commencing with the quarter ending September 30, 2017, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. "Average invested assets" means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. "Total operating expenses" means all expenses paid or incurred by us, as determined under accounting principles generally accepted in the United States ("GAAP"), that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in accordance with the NASAA Statement of Policy Regarding Real Estate Investment Trusts (the "NASAA REIT Guidelines"); (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close); (vii) real estate commissions on the sale of property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Distributions
Cash Distributions
For the three months ended March 31, 2017, we paid aggregate distributions of $27,521, which were paid from offering proceeds as follows:

(Back to Index)

(Back to Index)

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares	12/30/2016 through 1/30/2017	$.000547945 per day	1/31/2017	$2,035	$4,851	$6,886
Class A Shares	1/31/2017 through 2/27/2017	$.000547945 per day	2/28/2017	2,113	4,512	6,625
Class A Shares	2/28/2017 through 3/30/2017	$.000547945 per day	3/31/2017	2,302	5,513	7,815
Class T Shares	12/30/2016 through 1/30/2017	$.000547945 per day	1/31/2017	1,009	320	1,329
Class T Shares	1/31/2017 through 2/27/2017	$.000547945 per day	2/28/2017	1,393	471	1,864
Class T Shares	2/28/2017 through 3/30/2017	$.000547945 per day	3/31/2017	2,240	762	3,002
				$11,092	$16,429	$27,521
At March 31, 2017, the Company had accrued $11,084 for the cash distributions paid on April 28, 2017, which is reported in distributions payable in the consolidated balance sheet and not reflected in the table above.
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three months ended March 31, 2017:

Distributions Paid				Distributions Declared		Sources of Distributions Paid
Cash	Dividends Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share (1)	Amount Paid from Operating Activities/ Percent of Total Distributions Paid	Amount Paid from Offering Proceeds/ Percent of Total Distributions Paid
$16,429	$11,092	$27,521	$(4,598)	$11,084	$0.015	- / -	$27,521	/100%

(1)	Distributions for Class T shareholders were reduced for the daily distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Year Paid	Per Share	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
2016	$.000547945 per day	$4,380	$11,524	$15,904
2017	$.000547945 per day	11,092	16,429	27,521
		$15,472	$27,953	$43,425
Our net loss attributable to common stockholders for the three months ended March 31, 2017 was $317,743 and net cash used in operating activities was $4,598. Our cumulative cash distributions and net loss attributable to common stockholders from inception through March 31, 2017 are $43,425 and $1.1 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

(Back to Index)

(Back to Index)

Stock Dividends
On February 22, 2017, the Company's board of directors authorized a stock dividend for the first quarter of 2017, in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on April 13, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as being issued in the consolidated balance sheets at March 31, 2017.

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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended March 31,
	2017	2016
Net (loss) income attributable to common stockholders - GAAP	$(317,743)	$—
Depreciation expense	10,325	—
FFO attributable to common stockholders	(307,418)	—
Adjustments for straight-line rents	2,724	—
Amortization of intangible lease assets	14,982	—
MFFO attributable to common stockholders	$(289,712)	$—

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-
K for the year ended December 31, 2016 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."
Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:
On April 25, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates from April 28, 2017 through June 29, 2017 , which we expect to pay on May 31, 2017 and June 30, 2017. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.
On April 25, 2017, our board of directors authorized a stock dividend of 0.01 shares of common stock, or 1% of each outstanding share of Class A and Class T common stock, to the stockholders of record at the close of business on July 1, 2017. Such stock dividend will be issued on July 14, 2017.
Effective April 28, 2017, we renewed the advisory agreement with our Advisor through April 27, 2018. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2017.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

(Back to Index)

(Back to Index)

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained our Resource Securities, Inc. (our "Dealer Manager") as the dealer manager for our offering.
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of March 31, 2017, our Advisor has incurred costs on our behalf of approximately $3.7 million.
At March 31, 2017, a total of 482,084 Class A shares, including shares purchased by both our Advisor and RAI, and 434,756 Class T shares have been issued in connection with our public offering resulting in gross offering proceeds of approximately $8.7 million From the commencement of our public offering through March 31, 2017, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$222,387
Dealer manager fees	196,889
Distribution and shareholder servicing fee (1)	205,857
Other organization and offering costs (2)	202,730
Total expenses	$827,863

(1)
Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. Since commencement of our initial public offering through March 31, 2017, we incurred $205,857 of distribution and shareholder servicing fees. At March 31, 2017, $201,200 of these fees are unpaid and included on our consolidated balance sheets in accounts payable and accrued expenses.

(2)	At March 31, 2017, this amount is included in Due to Related Parties on the consolidated balance sheets.

(Back to Index)

(Back to Index)

From the commencement of our initial public offering through March 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $8.1 million. As of March 31, 2017, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $2.5 million in real estate investments.  Of the amount used for the purchase of these investments, approximately $52,864 was paid to our Advisor as acquisition fees and $14,200 was paid to other affiliates for acquisition expense reimbursements.

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

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until June 30, 2018 (the "NAV Pricing Date"). Prior to the NAV Pricing Date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

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
During the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

a.	Not applicable

(Back to Index)

(Back to Index)

b.	Not applicable
ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 14, 2017)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 14, 2017)
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

RESOURCE APARTMENT REIT III, INC.

May 12, 2017	By: /s/ Kevin M. Finkel
Kevin M. Finkel
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)