Form 10-Q
period 2017-06-30
Resource Apartment REIT III, Inc.
filed 2017-08-11
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 7, 2017, there were 616,466 outstanding shares of Class A common stock, 1,067,952 outstanding shares of Class T common stock, 25,014 outstanding shares of Class R common stock and 21,906 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on Resource REIT Advisor, LLC (our "Advisor") to select investments and conduct our operations. Our Advisor has a limited operating history and limited experience operating a public company. This limited experience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities LLC (our "Dealer Manager") and other entities affiliated with Resource Real Estate, Inc. (our "Sponsor"). As a result, these individuals face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$2,436,491	$2,445,835
Identified intangible assets, net	—	27,870
	2,436,491	2,473,705

Cash	12,801,170	3,351,536
Restricted cash	5,765	7,733
Tenant receivables, net	1,000	788
Due from related parties	3,640	2,352
Contribution receivable	—	210,000
Prepaid expenses and other assets	1,185,077	100,485
Deferred offering costs	4,396,190	2,848,199
Total assets	$20,829,333	$8,994,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable, net of deferred financing costs of $33,348 and $34,166	$1,577,899	$1,590,834
Accounts payable and accrued expenses	153,649	214,284
Due to related parties	6,501,390	3,616,713
Tenant prepayments	1,364	—
Security deposits	6,100	3,300
Distributions payable	18,862	25,174
Total liabilities	8,259,264	5,450,305

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	500	500
Class A common stock, par value $0.01: 25,000,000 and 250,000,000 shares authorized, respectively, 616,086 and 384,195 issued and outstanding, respectively (including 6,100 shares declared as a stock dividend on April 25, 2017)	6,161	3,842
Class T common stock, par value $0.01: 25,000,000 and 750,000,000 shares authorized, respectively, 1,067,396 and 114,037 issued and outstanding, respectively (including 10,568 shares declared as a stock dividend on April 25, 2017)	10,674	1,140
Class R common stock, par value $0.01: 750,000,000 and 0 shares authorized, respectively, 0 and 0 issued and outstanding, respectively	—	—
Class I common stock, par value $0.01: 75,000,000 and 0 shares authorized, respectively, 0 and 0 issued and outstanding, respectively	—	—
Additional paid-in capital	14,359,063	4,380,126
Accumulated deficit	(1,806,329)	(841,115)
Total stockholders’ equity	12,570,069	3,544,493
Total liabilities and stockholders’ equity	$20,829,333	$8,994,798

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$51,713	$—	$101,154	$—
Total revenues	51,713	—	101,154	—

Expenses:
Rental operating	19,511	—	40,601	—
Acquisition costs	83,233	—	83,233	—
Property management fees	2,580	—	4,762	—
Management fees - related parties	6,730	—	13,457	—
General and administrative	238,385	26,458	540,404	26,458
Depreciation and amortization expense	23,392	—	48,698	—
Total expenses	373,831	26,458	731,155	26,458
Loss before other income (expense)	(322,118)	(26,458)	(630,001)	(26,458)

Other income (expense):
Other income	—	—	1,500
Interest income	3,903	—	5,484	—
Interest expense	(13,039)	—	(25,980)	—
Net loss	$(331,254)	$(26,458)	$(648,997)	$(26,458)

Class A common stock:
Net loss attributable to Class A common stockholders	$(140,820)	$(26,458)	$(323,547)	$(26,458)
Net loss per Class A share, basic and diluted	$(0.25)	$(1.04)	$(0.65)	$(1.15)
Weighted average Class A common shares outstanding, basic and diluted	559,739	25,511	501,031	23,008

Class T common stock:
Net loss attributable to Class T common stockholders	$(190,434)	$—	$(325,450)	$—
Net loss per Class T share, basic and diluted	$(0.27)	$—	$(0.67)	$—
Weighted average Class T common shares outstanding, basic and diluted	696,020	—	486,845	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(unaudited)

	Common Stock				Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares		Amount		Shares	Amount
	A Shares	T Shares	A Shares	T Shares
Balance, at January 1, 2017	384,195	114,037	$3,842	$1,140	50,000	$500	$4,380,126	$(841,115)	$3,544,493
Issuance of common stock	219,259	936,581	2,192	9,366	—	—	11,023,757	—	11,035,315
Offering costs	—	—	—	—	—	—	(1,328,398)	—	(1,328,398)
Cash distributions declared	—	—	—	—	—	—	—	(64,650)	(64,650)
Stock dividends	10,956	14,993	110	150	—	—	251,307	(251,567)	—
Common stock issued through distribution reinvestment plan	1,676	1,785	17	18	—	—	32,271	—	32,306
Net loss	—	—	—	—	—	—	—	(648,997)	(648,997)
Balance, at June 30, 2017	616,086	1,067,396	$6,161	$10,674	50,000	$500	$14,359,063	$(1,806,329)	$12,570,069

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(648,997)	$(26,458)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,698	—
Amortization of deferred financing costs	818	—
Changes in operating assets and liabilities:
Restricted cash	1,968	—
Tenant receivable, net	(212)	—
Due from related parties	(1,288)	—
Prepaid expenses and other assets	(83,544)	420
Due to related parties	751,834	23,288
Accounts payable and accrued expenses	(141,375)	2,750
Security deposits	2,800	—
Net cash used in operating activities	(69,298)	—

Cash flows from investing activities:
Deposit for property acquisition	(1,000,000)	—
Capital expenditures	(11,484)	—
Net cash used in investing activities	(1,011,484)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,582,825	—
Payments on borrowings	(13,753)	—
Distributions paid on common stock	(38,656)	—
Net cash provided by financing activities	10,530,416	—

Net increase in cash	9,449,634	—
Cash at beginning of period	3,351,536	200,000
Cash at end of period	$12,801,170	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). Through June 30, 2017, the Company offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering. Commencing July 3, 2017, the Company is offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I. The Company will determine its net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV Pricing Date"). Commencing on the NAV Pricing Date, if the primary offering is ongoing, the Company will offer Class R and Class I shares in the primary offering at a price equal to the NAV per share for Class R and Class I shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV Pricing Date, or on the date of any subsequent NAV pricing, it will offer Class A, Class T, Class R and Class I shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV Pricing Date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company. As of June 30, 2017, the Company has raised aggregated offering proceeds of approximately $15.7 million from the sale of 601,207 Class A shares and 1,049,996 Class T shares of common stock.
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
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls the Advisor, Resource Securities LLC ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC, the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (its "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. At June 30, 2017 and December 31, 2016, the Company owned one apartment property located in Alexandria, Virginia. At June 30, 2017, the Company was under contract to

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

purchase its second property, a 220-unit apartment complex located in Jacksonville, Florida, and completed the transaction on July 31, 2017 (see Note 13).
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
The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
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
RRE Bay Club Holdings, LLC
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
JUNE 30, 2017
(unaudited)

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and six months ended June 30, 2017 and 2016.
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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to one year.
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
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At June 30, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Through June 30, 2017, the Company has charged approximately $360,624 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At June 30, 2017, the Advisor has advanced approximately $4.7 million of these costs on behalf of the Company, of which $4.3 million have been deferred at June 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such deferred costs will only become a liability of the Advisor to the extent that organization and offering costs incurred by us exceed 4% of the gross proceeds of the initial public offering. However, if the Company raises the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, the dealer manager fee and the distribution and stockholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the Company's plans to raise capital will be successful. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.
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
Outstanding Class R shares issued in the Company's primary offering are also subject to a 1% annual distribution and shareholder servicing fee.  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from its primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of its assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company's transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through its distribution reinvestment plan).
The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee of $497,173 for the full five year period at June 30, 2017 based on a total of 5% of the gross proceeds from all Class T shares sold, of which, the Company paid $16,782 cumulatively through June 30, 2017. There were no Class R shares issued and outstanding as of June 30, 2017.
Adoption of New Accounting Standards
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company has identified revenue streams

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from lease contracts, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
    The following table presents supplemental cash flow information:

	Six Months Ended June 30,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable	$1,796,886	$1,514,089
Cash distributions on common stock declared but not yet paid	18,862	—
Stock issued from distribution reinvestment plan	32,306	—
Stock dividend issued	251,567	—
Subscription of common stock	—	2,000,000

Cash paid during the year for:
Interest	$20,986	$—

NOTE 4 - ACQUISITIONS

On August 19, 2016, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virgina ("Payne Place"). Payne Place, constructed in 1950, contains 11 units and amenities, including but not limited to storage lockers and a patio with a barbeque area. Payne Place encompasses 6,730 rentable square feet. At June 30, 2017, Payne Place was 100% leased.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
Total revenues, rental operating expenses, acquisition costs and property management fees included on the consolidated statements of operations for the three and six months ended June 30, 2017 are attributable to Payne Place.

NOTE 5 - RENTAL PROPERTY, NET

At June 30, 2017, the Company owned one property. The following table presents the Company's investment in rental properties:

	June 30, 2017	December 31, 2016
Land	$1,419,898	$1,419,898
Building and improvements	1,021,675	1,018,051
Furniture, fixtures and equipment	24,812	21,317
Construction in progress	4,365	—
	2,470,750	2,459,266
Less: accumulated depreciation	(34,259)	(13,431)
Total rental property, net	$2,436,491	$2,445,835

Depreciation expense for the three and six months ended June 30, 2017 was $10,504 and $20,828, respectively. There was no depreciation expense for the same periods in 2016.

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The value of in-place leases at June 30, 2017 and December 31, 2016 was $0 and $27,870, respectively. Accumulated amortization at June 30, 2017 and December 31, 2016 was $49,941 and $22,071, respectively. Amortization expense for the three months ended June 30, 2017 and 2016 was $12,888 and $0, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $27,870 and $0, respectively. At June 30, 2017, the in-place leases were fully amortized. At December 31, 2016, the weighted average remaining life of the rental leases was five months.
NOTE 7 - MORTGAGE NOTES PAYABLE
On December 15, 2016, the Company, through a wholly owned subsidiary, entered into a $1.6 million secured mortgage loan with JPMorgan Chase Bank, N.A., secured by Payne Place (the "Payne Place Loan"). The Payne Place Loan, which matures on January 1, 2047, bears interest at a fixed rate of 3.11% for the first three years. On January 1, 2020, the interest rate converts to a variable rate based on the six month London Interbank Offered Rate ("LIBOR") plus 2.25%, with an all-in rate floor of 2.50% and ceiling of 9.50%. Monthly payments include interest and principal in the amount of approximately $7,000 per month. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Payne Place Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (4) after the third year of the loan with no prepayment premium.
The Payne Place Loan is guaranteed by RAI until the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65%.
The following is a summary of the Company's mortgage note payable as of June 30, 2017 and December 31, 2016:

	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value	Average Monthly Debt Service	Average Monthly Escrow
Collateral	June 30, 2017			December 31, 2016
Payne Place	$1,611,247	$(33,348)	$1,577,899	$1,625,000	$(34,166)	$1,590,834	$6,948	$1,933
Annual principal payments on the mortgage note payable for each of the next five 12-month periods ending June 30, and thereafter, are as follows:

2018	$33,743
2019	34,807
2020	35,905
2021	37,038
2022	38,206
Thereafter	1,431,548
$1,611,247
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended June 30, 2017 and 2016, amortization of deferred financing costs of $490 and $0, respectively, was included in interest expense. During the six months ended June 30, 2017 and 2016, amortization of deferred financing costs of $818 and $0, respectively, was included in interest expense. Accumulated amortization at June 30, 2017 and December 31, 2016 was $818 and $2,775, respectively. Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, are as follows:

2018	$1,935
2019	1,894
2020	1,851
2021	1,807
2022	1,761
Thereafter	24,100
$33,348

At June 30, 2017 and December 31, 2016, the Company had $5,765 and $7,733, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.
NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor, which is the Advisor's parent company and a wholly-owned subsidiary of RAI. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2017, the Company renewed the advisory

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

agreement with the Advisor through April 27, 2018. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2017.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. As of June 30, 2017, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $4.7 million.
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
Property management fees. The Manager will earn a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At June 30, 2017 and December 31, 2016, the Advisor owes the Company $2,342 and $1,041, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally pays Resource Securities a selling commission of up to 3.5% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally pays Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Prior to July 3, 2017, the Company paid Resource Securities of selling commissions up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. Resource Securities allows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
Distribution and shareholder servicing fee. Resource Securities is paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%. Resource Securities is also paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class R common stock sold in the primary offering.  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10.0% of the gross proceeds from the primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company’s transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through the distribution reinvestment plan).
The differences between the Class A, Class T, Class R and Class I shares relate to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class T and Class R shares will likely be lower than the distributions on the Class A and Class I shares for so long as the distribution and shareholder servicing fee applies because this fee is a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock:

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Class A Share	Class T Share		Class R Share		Class I Share
Initial Offering Price	$10.00	$9.47		$9.52		$9.13
Selling Commissions Paid by Company (per shares)	7.0%	2.0%		3.5%	(1)	None
Dealer Manager Fee (per share)	3.0%	3.0%		3.0%	(1)	1.5%
Annual Distributions and Shareholder Servicing Fee	None	1.0%	(2)	1.0%	(3)	None
Initial Offering Price Under the DRIP	$9.60	$9.09		$9.14		$8.90

(1)	The aggregate amount paid to Resource Securities for selling commissions and dealer manager fees shall not exceed 5.5% of gross offering proceeds.

(2)
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

(3)
The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10.0% of the gross proceeds from the primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company’s transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through the distribution reinvestment plan). The Company cannot predict if or when any of these events will occur.

Relationship with RAI
Self-insurance funds held in escrow. The receivable from related parties includes escrow funds held by RAI and C-III for self-insurance, which, if unused, will be returned to the Company. The Company's property participates in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three and six month ended June 30, 2017, the Company paid $0 and $419 into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company. The 2017 annual fee for the services provided is $12,500.
RAI co-guarantees the mortgage on Payne Place with the Company until such time as the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65% (see Note 7 for further details).
The fees earned/expenses incurred and the amounts payable to such related parties are summarized in the following table:

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	June 30, 2017	December 31, 2016
Due from related parties:
Advisor	$2,342	$1,041
RAI and affiliate - insurance funds held in escrow	1,298	1,311
	$3,640	$2,352
Due to related parties:
Advisor:
Acquisition related reimbursements	$1,079	$14,050
Asset management fees	—	2
Organization and offering costs	4,706,053	2,848,317
Operating expense reimbursements (including prepaid expenses)	1,309,879	682,661
	$6,017,011	$3,545,030
RAI:
Internal Audit Fee	$750	$8,250
Operating expense reimbursements	3,238	—
	$3,988	$8,250
Resource Securities:
Selling commissions and dealer-manager fees	$—	$10,363
Distribution and shareholder servicing fee	480,391	53,015
	$480,391	$63,378

Other	$—	$55
		—
	$6,501,390	$3,616,713

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$6,730	$—	$13,457	$—
Organization and offering costs (2)	$1,010,962	$—	$1,857,736	$—
Operating expense reimbursement (3)	$162,526	$26,458	$314,205	$26,458

Resource Securities
Selling commissions and dealer-manager fees (4)	$403,514	$—	$636,033	$—
Distribution and shareholder servicing fee (4)	$291,316	$—	$443,471	$—
(1)     Included in Management fees on the consolidated statements of operations.
(2)     Included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(3)	Included in General and administrative on the consolidated statements of operations and excludes third party costs that are advanced by the Advisor.
(4)     Included in Stockholders' equity on the consolidated balance sheets.
NOTE 9 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share for the periods presented as follows:

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(331,254)	$(26,458)	$(648,997)	$(26,458)
Less: Class A common stock cash distributions declared	30,709	—	38,400	—
Less: Class T common stock cash distributions declared	22,858	—	26,250	—
Undistributed net loss attributable to common stockholders	$(384,821)	$(26,458)	$(713,647)	$(26,458)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(171,529)	$(26,458)	$(361,947)	$(26,458)
Class A common stock cash distributions declared	30,709	—	38,400	—
Net loss attributable to Class A common stockholders	$(140,820)	$(26,458)	$(323,547)	$(26,458)
Net loss per Class A common share, basic and diluted	$(0.25)	$(1.04)	$(0.65)	$(1.15)
Weighted-average number of Class A common shares outstanding, basic and diluted	559,739	25,511	501,031	23,008

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(213,292)	$—	$(351,700)	$—
Class T common stock cash distributions declared	22,858	—	26,250	—
Net loss attributable to Class T common stockholders	$(190,434)	$—	$(325,450)	$—
Net loss per Class T common share, basic and diluted	$(0.27)	$—	$(0.67)	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	696,020	—	486,845	—
Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2017 (were such date to represent the end of the contingency period). Due to reported losses for the three and six months ended June 30, 2017, common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At June 30, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At June 30, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
Common Stock
The Company’s charter authorizes the issuance of 1 billion shares of common stock with a par value of $0.01 per share, of which, the Company previously allocated 250 million shares of its $0.01 par value common stock as Class A common stock and 750 million shares of its $0.01 par value common stock as Class T common stock. As of June 30, 2017, there were 616,086 shares of Class A common stock and 1,067,396 shares of Class T common stock issued and outstanding.
On June 28, 2017, the Company amended its charter to authorize 750 million shares of its $0.01 par value common stock as Class R common stock, 75 million shares of its $0.01 par value common stock as Class I common stock, 25 million shares of its $0.01 par value common stock as Class A common stock and 25 million shares of its $0.01 par value common stock as Class T common stock. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering. As of July 3, 2017, the Company commenced the offering of Class R and Class I common stock in its public offering.
Distributions
Cash Distributions
During the six months ended June 30, 2017, the Company's board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 31, 2017 through July 30, 2017, which were paid on April 28, 2017, May 31, 2017, June 30, 2017 and July 31, 2017. The distributions declared for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock. Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The table below provides information regarding distributions declared and paid to stockholders during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Class A	Class T	Total	Class A	Class T	Total
Distributions declared	$30,709	$22,858	$53,567	$38,400	$26,250	$64,650

Distributions reinvested in shares of common stock paid	$9,637	$11,577	$21,214	$16,087	$16,219	$32,306
Cash distributions paid	17,686	4,541	22,227	32,562	6,094	38,656
Total distributions paid	$27,323	$16,118	$43,441	$48,649	$22,313	$70,962

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

At June 30, 2017, the Company had accrued $18,862 for the cash distributions paid on July 31, 2017, which is reported in distributions payable in the consolidated balance sheet.
Stock Dividends
On April 25, 2017, the Company's board of directors authorized a stock dividend for the second quarter of 2017, in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on July 1, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on July 14, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as being issued in the consolidated balance sheets at June 30, 2017.
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
The carrying and fair values of the Company’s mortgage note payable, which was not carried at fair value on the consolidated balance sheets at June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable	$1,611,247	$1,415,677	$1,625,000	$1,625,000
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At June 30, 2017, the fair value of mortgage note payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the mortgage obtained (Level 3).

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
NOTE 13 - SUBSEQUENT EVENTS
On July 27, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of the Company's common stock based on daily record dates from July 31, 2017 through August 30, 2017, from August 31, 2017 through September 28, 2017 and from September 29, 2017 through October 30, 2017, which distributions the Company expects to pay on August 31, 2017, September 29, 2017 and October 31, 2017, respectively. Distributions for these periods have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.
On July 31, 2017, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Jacksonville, Florida ("Bay Club"). Bay Club, constructed in 1990, contains 220 units and amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. The Bay Club property is currently 96% leased. In connection with the transaction, the Company made an earnest money deposit of $1.0 million, which is included in prepaid expenses and other assets on the consolidated balance sheet at June 30, 2017.
Bay Club was acquired for a purchase price of $28.3 million, excluding closing costs. The Company funded the purchase with a combination of offering proceeds and proceeds from a seven-year, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on July 31, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%. Monthly payments are interest only for the first 24 months. Beginning on August 1, 2019, the Company will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Bay Club Mortgage Loan in full at any time (1) after July 31, 2019 and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by the Company.
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.
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
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. As such, we had limited operating results during the three and six months ended June 30, 2016. At June 30, 2017, we owned one multifamily property. Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.
The following table sets forth the results of our operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$51,713	$—	$101,154	$—
Total revenues	51,713	—	101,154	—

Expenses:
Rental operating	19,511	—	40,601	—
Property management fees	2,580	—	4,762	—
Management fees - related parties	6,730	—	13,457	—
General and administrative	238,385	26,458	540,404	26,458
Depreciation and amortization expense	23,392	—	48,698	—
Total expenses	373,831	26,458	731,155	26,458
Loss before other income (expense)	(322,118)	(26,458)	(630,001)	(26,458)

Other income (expense):
Other income	—	—	1,500	—
Interest income	3,903	—	5,484	—
Interest expense	(13,039)	—	(25,980)	—
Net loss	$(331,254)	$(26,458)	$(648,997)	$(26,458)

(Back to Index)

During the three and six month ended June 30, 2017 and 2016, we incurred the following general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allocated payroll and benefits	$128,011	$—	$251,409	$—
Directors' fees	31,015	—	66,098	—
Allocated rent	22,481	—	47,491	—
Professional fees	24,303	26,038	74,679	26,038
Travel and entertainment	10,283	—	13,788	—
Insurance	(37,267)	324	(7,323)	324
IT related expenses	41,993	96	71,476	96
Other	17,566	—	22,786	—
	$238,385	$26,458	$540,404	$26,458
As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. During the three months ended June 30, 2017, we received an insurance refund of $67,544 which offset the insurance expense of $30,277 and $60,221 for the three and six months ended June 30, 2017. We expect revenues and expenses to increase in future periods as we acquire additional investments.
Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). Through June 30, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering. Commencing July 3, 2017, we are offering shares of Class R and Class I common stock in our primary offering at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2017, we have purchased one property using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2017, we have raised approximately $15.7 million in our public offering.
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
Through June 30, 2017, we have charged approximately $361,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At June 30, 2017, the Advisor has incurred approximately $4.7 million of these costs on our behalf, of which approximately $4.3 million has been deferred at June 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that organization and offering expenses (excluding selling commissions, dealer manager fees and and the distribution and shareholder servicing fee) incurred by us exceed 4.0% of the gross proceeds of the initial public offering if we raise less than $500.0 million or 2.5% of gross proceeds of the initial public offering if we raise $500.0 million or more. If, however, we raise the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and shareholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
Outstanding Class T shares issued in our primary offering are subject to a 1.0% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. We will cease paying the distribution and shareholder

(Back to Index)

(Back to Index)

servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.
Outstanding Class R shares issued in our primary offering are also subject to a 1% annual distribution and shareholder servicing fee.  We will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Dealer Manager and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and the Dealer Manager s advises our transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through our distribution reinvestment plan).
We record the distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee of $497,173 for the full five year period at June 30, 2017, of which, we paid $16,782 cumulatively through June 30, 2017. There were no Class R shares issued and outstanding as of June 30, 2017.
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
Distributions
Cash Distributions

(Back to Index)

(Back to Index)

For the three and six months ended June 30, 2017, we declared and paid aggregate distributions, which were paid from offering proceeds as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Class A	Class T	Total	Class A	Class T	Total
Distributions declared	$30,709	$22,858	$53,567	$38,400	$26,250	$64,650

Distributions reinvested in shares of common stock paid	$9,637	$11,577	$21,214	$16,087	$16,219	$32,306
Cash distributions paid	17,686	4,541	22,227	32,562	6,094	38,656
Total distributions paid	$27,323	$16,118	$43,441	$48,649	$22,313	$70,962
At June 30, 2017, the Company had accrued $18,862 for the cash distributions paid on July 31, 2017, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the six months ended June 30, 2017:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2017	Cash	Dividends Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share(1)	Amount Paid from Operating Activities/ Percent of Total Distributions Paid	Amount Paid from Offering Proceeds/ Percent of Total Distributions Paid
First quarter	$16,429	$11,092	$27,521	$(4,598)	$11,083	$0.015	- / -	$27,521	/100%
Second quarter	22,227	21,214	43,441	(1,064,700)	53,567	$0.051	- / -	$43,441	/100%
Total	$38,656	$32,306	$70,962	$(1,069,298)	$64,650

(1)	Distributions for Class T shareholders were reduced for the distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Year Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
2016	$.000547945 per day	$4,380	$11,524	$15,904
2017	$.000547945 per day	32,306	38,656	70,962
		$36,686	$50,180	$86,866

(1)	Distributions for Class T shareholders were reduced for the distribution and shareholder servicing fee.
Our net loss attributable to common stockholders for the six months ended June 30, 2017 was $648,997 and net cash used in operating activities was $69,298. Our cumulative cash distributions and net loss attributable to common stockholders from inception through June 30, 2017 are $86,866 and $1.4 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Stock Dividends
On April 25, 2017, the Company's board of directors authorized a stock dividend for the second quarter of 2017, in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on July 1, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on July 14, 2017. In accordance with the accounting guidance for stock dividends, these shares were reflected as being issued in the consolidated balance sheets at June 30, 2017.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders - GAAP	$(331,254)	$(26,458)	$(648,997)	$(26,458)
Depreciation expense	10,504	—	20,828	—
FFO attributable to common stockholders	(320,750)	(26,458)	(628,169)	(26,458)
Adjustments for straight-line rents	(781)	—	1,943	—
Amortization of intangible lease assets	12,888	—	27,870	—
Acquisition costs	83,233	—	83,233	—
MFFO attributable to common stockholders	$(225,410)	$(26,458)	$(515,123)	$(26,458)

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
On July 27, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates from July 31, 2017 through October 30, 2017, which distributions we expect to pay on August 31, 2017, September 29, 2017 and October 31, 2017, respectively. Distributions for this period have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.
On July 31, 2017, we, through our wholly-owned subsidiary, purchased a multifamily community located in Jacksonville, Florida ("Bay Club"). Bay Club, constructed in 1990, contains 220 units and amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. The Bay Club property is currently 96% leased.
Bay Club was acquired for a purchase price of $28.3 million, excluding closing costs. We funded the purchase with a combination of offering proceeds and proceeds from a seven-year, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on July 31, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%. Monthly payments are interest only for the first 24 months. Beginning on August 1, 2019, we will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Bay Club Mortgage Loan in full at any time (1) after July 31, 2019 and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by us.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 4.    CONTROLS AND PROCEDURES

(Back to Index)

(Back to Index)

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained our Resource Securities LLC (our "Dealer Manager") as the dealer manager for our offering.
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through June 30, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering. Commencing July 3, 2017, we are offering shares of Class R and Class I common stock in our primary offering at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A common stock, $9.09 per share for Class T common stock, $9.14 per share for Class R common stock and $8.90 per share for Class I common stock. As of June 30, 2017, our Advisor has incurred costs on our behalf of approximately $4.7 million.
At June 30, 2017, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, and 1,049,996 Class T shares have been issued in connection with our public offering resulting in gross offering proceeds of approximately $15.7 million. From the commencement of our public offering through June 30, 2017, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$415,375
Dealer manager fees	407,416
Distribution and shareholder servicing fee (1)	497,173
Other organization and offering costs (2)	360,624
Total expenses	$1,680,588

(1)
Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. Since commencement of our initial public offering through June 30, 2017, we incurred $497,173 of distribution and shareholder servicing fees. At June 30, 2017, $480,391 of these fees are unpaid and included on our consolidated balance sheets in accounts payable and accrued expenses.

(2)	At June 30, 2017, this amount is included in Due to Related Parties on the consolidated balance sheets.
From the commencement of our initial public offering through June 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $14.5 million. As of June 30, 2017, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $2.5 million in real estate investments.  Of

(Back to Index)

(Back to Index)

the amount used for the purchase of these investments, approximately $53,000 was paid to our Advisor as acquisition fees and $14,200 was paid to other affiliates for acquisition expense reimbursements.
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
3.3
Articles of Amendment (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.4
Articles Supplementary for the Class R shares of common stock  (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.5
Articles Supplementary for the Class I shares of common stock (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.1
Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.4
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1
Agreement of Purchase and Sale by and between MREI III Bay Club, LLC and Resource Apartment OP III, LP, dated June 12, 2017 (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to Post-       Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

10.2	Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement, dated July 3, 2017
10.3
Amendment to Selected Dealer Agreement, effective July 3, 2017, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and      Resource Real Estate, Inc.

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

RESOURCE APARTMENT REIT III, INC.

August 11, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)