Form 10-Q
period 2017-09-30
Resource Apartment REIT III, Inc.
filed 2017-11-13
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 6, 2017, there were 619,684 outstanding shares of Class A common stock, 1,076,030 outstanding shares of Class T common stock, 1,133,064 outstanding shares of Class R common stock and 34,108 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$29,654,938	$2,445,835
Identified intangible assets, net	562,568	27,870
Total investments	30,217,506	2,473,705

Cash	10,914,545	3,351,536
Restricted cash	427,116	7,733
Tenant receivables, net	721	788
Due from related parties	4,553	2,352
Subscriptions receivable	676,851	210,000
Prepaid expenses and other assets	147,562	100,485
Deferred offering costs	4,933,424	2,848,199
Total assets	$47,322,278	$8,994,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net of unamortized deferred financing costs of $353,061 and $34,166	$22,769,848	$1,590,834
Accounts payable and accrued expenses	253,350	214,284
Accrued real estate taxes	236,986	—
Due to related parties	7,594,906	3,616,713
Tenant prepayments	19,644	—
Security deposits	64,066	3,300
Distributions payable	91,561	25,174
Total liabilities	$31,030,361	$5,450,305

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	500	500
Class A common stock, par value $0.01: 25,000,000 and 250,000,000 shares authorized, respectively, 618,569 and 384,195 issued and outstanding, respectively	6,186	3,842
Class T common stock, par value $0.01: 25,000,000 and 750,000,000 shares authorized, respectively, 1,073,229 and 114,037 issued and outstanding, respectively	10,732	1,140
Class R common stock, par value $0.01: 750,000,000 and 0 shares authorized, respectively, 617,186 and 0 issued and outstanding, respectively	6,172	—
Class I common stock, par value $0.01: 75,000,000 and 0 shares authorized, respectively, 28,602 and 0 issued and outstanding, respectively	286	—
Additional paid-in capital	19,922,440	4,380,126
Accumulated other comprehensive loss	(9,396)	—
Accumulated deficit	(3,645,003)	(841,115)
Total stockholders’ equity	$16,291,917	$3,544,493
Total liabilities and stockholders’ equity	$47,322,278	$8,994,798

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$544,431	$25,178	$645,585	$25,178
Total revenues	544,431	25,178	645,585	25,178

Expenses:
Rental operating	236,562	3,249	277,163	3,249
Acquisition costs	823,411	112,711	906,644	112,711
Property management fees	2,776	1,501	7,538	1,501
Management fees - related parties	82,938	3,110	96,395	3,110
General and administrative	342,956	322,765	883,360	349,223
Loss on disposal of assets	185,114	—	185,114	—
Depreciation and amortization expense	345,352	10,376	394,050	10,376
Total expenses	2,019,109	453,712	2,750,264	480,170
Loss before other income (expense)	(1,474,678)	(428,534)	(2,104,679)	(454,992)

Other income (expense):
Other income	—	—	1,500	—
Interest income	3,902	432	9,386	432
Interest expense	(132,007)	(2,989)	(157,987)	(2,989)
Net loss	$(1,602,783)	$(431,091)	$(2,251,780)	$(457,549)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(9,396)	—	(9,396)	—
Total other comprehensive loss	(9,396)	—	(9,396)	—
Comprehensive loss	$(1,612,179)	$(431,091)	$(2,261,176)	$(457,549)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class A common stock:
Net loss attributable to Class A common stockholders	$(524,863)	$(428,286)	$(952,550)	$(455,028)
Net loss per Class A share, basic and diluted	$(0.85)	$(1.72)	$(1.76)	$(4.60)
Weighted average Class A common shares outstanding, basic and diluted	616,733	249,051	540,022	98,905

Class T common stock:
Net loss attributable to Class T common stockholders	$(935,090)	$(2,805)	$(1,214,317)	$(2,521)
Net loss per Class T share, basic and diluted	$(0.87)	$(1.72)	$(1.78)	$(4.60)
Weighted average Class T common shares outstanding, basic and diluted	1,068,753	1,631	682,945	548

Class R common stock:
Net loss attributable to Class R common stockholders	$(130,032)	$—	$(77,304)	$—
Net loss per Class R share, basic and diluted	$(0.77)	$—	$(1.37)	$—
Weighted average Class R common shares outstanding, basic and diluted	167,935	—	56,594	—

Class I common stock:
Net loss attributable to Class I common stockholders	$(12,798)	$—	$(7,609)	$—
Net loss per Class I share, basic and diluted	$(0.77)	$—	$(1.37)	$—
Weighted average Class I common shares outstanding, basic and diluted	16,527	—	5,570	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount
	Shares				Amount
Balance, at January 1, 2017	384,195	114,037	—	—	$3,842	$1,140	$—	$—	50,000	$500	$4,380,126	$—	$(841,115)	$3,544,493
Issuance of common stock	219,259	936,581	616,508	28,557	2,192	9,366	6,165	286	—	—	17,146,464	—	—	17,164,473
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,971,106)	—	—	(1,971,106)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(300,541)	(300,541)
Stock dividends	10,956	14,993	—	—	110	150	—	—	—	—	251,307	—	(251,567)	—
Common stock issued through distribution reinvestment plan	4,159	7,618	678	45	42	76	7	—	—	—	115,649	—	—	115,774
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(9,396)	—	(9,396)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,251,780)	(2,251,780)
Balance, at September 30, 2017	618,569	1,073,229	617,186	28,602	$6,186	$10,732	$6,172	$286	50,000	$500	$19,922,440	$(9,396)	$(3,645,003)	$16,291,917

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,251,780)	$(457,549)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	185,114	—
Depreciation and amortization	394,050	10,376
Amortization of deferred financing costs	5,390	651
Changes in operating assets and liabilities:
Restricted cash	(38,443)	—
Tenant receivable, net	67	(3,800)
Due from related parties	4,971	(1,489)
Prepaid expenses and other assets	285,774	(241,402)
Due to related parties	982,779	494,154
Accounts payable and accrued expenses	13,040	204,886
Tenant prepayments	16,912	—
Security deposits	7,222	—
Net cash (used in) provided by operating activities	(394,904)	5,827

Cash flows from investing activities:
Property acquisitions	(7,591,828)	(2,493,672)
Capital expenditures	(22,965)	(1,979)
Restricted cash	(6,056)	—
Net cash used in investing activities	(7,620,849)	(2,495,651)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,719,233	2,254,961
Proceeds from borrowings	—	555,000
Payments on borrowings	(22,091)	(250,000)
Distributions paid on common stock	(118,380)	—
Net cash provided by financing activities	15,578,762	2,559,961

Net increase in cash	7,563,009	70,137
Cash at beginning of period	3,351,536	200,000
Cash at end of period	$10,914,545	$270,137

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). Through July 2, 2017, the Company offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering and commenced offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I. The Company will determine its net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV Pricing Date"). Commencing on the NAV Pricing Date, if the primary offering is ongoing, the Company will offer Class R and Class I shares in the primary offering at a price equal to the NAV per share for Class R and Class I shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV Pricing Date, or on the date of any subsequent NAV pricing, it will offer Class A, Class T, Class R and Class I shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV Pricing Date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company. As of September 30, 2017, the Company has raised aggregated offering proceeds of approximately $21.9 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 616,508 Class R shares and 28,557 Class I shares of common stock.
On June 29, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company broke escrow and issued shares of common stock in the offering. The Company broke escrow in New York on October 11, 2016 and in Washington on September 18, 2017. Having raised the minimum offerings, the offering proceeds were released by the escrow agent to the Company and available for acquisition of properties and other purposes. Subscription payments received from residents of Pennsylvania will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million.
Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in the offering. On August 5, 2016, the Advisor exchanged 5,000 shares of Class A common stock for 50,000 shares of convertible stock. Under limited circumstances, these shares may be converted into shares of the Company's Class A common stock satisfying the Company's obligation to pay the Advisor an incentive fee and diluting the stockholders’ interest in the Company.
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls the Advisor, Resource Securities LLC ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC (the "Manager"), the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The Company’s objective is to take advantage of Resource Real Estate, Inc.’s (the "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company will also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. The Company believes multiple opportunities exist within the apartment industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities, and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. At September 30, 2017, the Company owned two apartment properties located in Alexandria, Virginia and Jacksonville, Florida.
The Company intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

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
The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
	231
All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the
Company believes it has a single operating segment for reporting purposes in accordance with GAAP.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Real Estate Investments
The Company records acquired real estate at fair value on their respective acquisition dates. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Lease intangibles	Weighted average remaining term of related lease
Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and nine months ended September 30, 2017 and 2016.
Loans Held for Investment
The Company records acquired real estate loans at cost and reviews them for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of the Company’s real estate loans receivable and an overstatement of the Company’s net income.
The Company may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method an effective interest rate ("EIR") is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate loan receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, the Company allocates the purchase price to tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $1.8 million and $27,158 for the 12 month periods ending September 30, 2018 and 2019, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $35,162 and $0 for the three months ended September 30, 2017 and 2016, respectively. Total other income included within rental income was $42,957 and $0 for the nine months ended September 30, 2017 and 2016, respectively.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At September 30, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2017. Accordingly, once qualified as a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At September 30, 2017, the Company did not have a TRS.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class T common stock, Class R common stock and Class I common stock during the periods presented (see Note 10).
Organization and Offering Costs
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
Through September 30, 2017, the Company has charged $501,303 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At September 30, 2017, the Advisor has advanced approximately $5.4 million of these costs on behalf of the Company, of which approximately $4.9 million has been deferred at September 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such deferred costs will only become a liability of the Advisor to the extent that organization and offering costs incurred by us exceed 4% of the gross proceeds of the initial public offering. However, if the Company raises the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, the dealer manager fee and the distribution and stockholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that the Company's plans to raise capital will be successful. Prior to the Company breaking escrow, the Advisor incurred $104,266 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.
Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which such shares were issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee of $497,173 for the full five year period at September 30, 2017 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $40,491 cumulatively through September 30, 2017. For issued Class R shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee of $176,075 at September 30, 2017 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $713 cumulatively through September 30, 2017. The remaining payable of $632,044 is included in due to related parties on the consolidated balance sheets.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.
Adoption of New Accounting Standards
In November 2016, FASB issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On July 1, 2017, the Company adopted ASU No. 2016-18 and the adoption of ASU No. 2016-18 did not have a material effect on its consolidated financial statements and disclosures.
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company has identified revenue streams and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from lease contracts, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
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
SEPTEMBER 30, 2017
(unaudited)

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
In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance and assessing the impact of this guidance on its consolidated financial statements.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
    The following table presents the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable	$2,474,799	$2,324,925
Cash distributions on common stock declared but not yet paid	91,561	—
Stock issued from distribution reinvestment plan	115,774	—
Stock dividend issued	251,567	—
Subscriptions receivable	676,851	—
Exchange of common stock for convertible stock	—	500
Deferred financing costs and escrow deposits funded directly by mortgage notes payable	454,918	—

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	21,520,000	—

Cash paid during the year for:
Interest	$92,819	$—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	September 30, 2017	December 31, 2016
Real Estate Taxes	$226,529	$7,733
Insurance	67,031	—
Capital Improvements	133,556	—
Total	$427,116	$7,733
In addition, the Company had unrestricted cash earmarked for capital expenditures of approximately $1.96 million and $84,702 at September 30, 2017 and December 31, 2016, respectively.
NOTE 5 - ACQUISITIONS

At September 30, 2017, the Company owned interests in two properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. The valuation for Payne Place was finalized at December 31, 2016. The initial purchase price allocation for Bay Club (as defined below) has not been finalized at September 30, 2017.
On July 31, 2017, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Jacksonville, Florida ("Bay Club"). Bay Club, constructed in 1990, contains 220 units and amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. Bay Club encompasses 223,568 rentable square feet. At September 30, 2017, Bay Club was 96% leased.

The following table presents the Company's wholly-owned acquisition during the three and nine months ended September 30, 2017 and the respective fair values assigned:

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Liabilities
Bay Club	Jacksonville, Florida	7/31/2017	$28,300,000	$3,321,081	$23,879,553	$376,064	$723,302	$(232,980)

(1)    Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

The following table presents the total revenues, net loss, and acquisition costs of Bay Club, the Company's wholly-owned acquisition during the three and nine months ended September 30, 2017:

	Three months ended September 30, 2017	Nine Months Ended September 30, 2017
Total Revenues	$489,521	$489,521
Net Loss	(707,429)	(707,429)
Acquisition Costs	211,080	294,313
Acquisition Fee	612,331	612,331

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties:

	September 30, 2017	December 31, 2016
Land	$4,740,979	$1,419,898
Building and improvements	24,901,228	1,018,051
Furniture, fixtures, and equipment	227,243	21,317
Construction in progress	4,365	—
	29,873,815	2,459,266
Less: accumulated depreciation	(218,877)	(13,431)
Total rental property, net	$29,654,938	$2,445,835

Depreciation expense for the three and nine months ended September 30, 2017 was $184,618 and $205,446, respectively. Depreciation expense for both the three and nine months ended September 30, 2016 was $3,288.

Loss on disposal of assets: During the three and nine months ended September 30, 2017, the Company had losses of $185,114 on the disposal of assets, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at September 30, 2017 and December 31, 2016 was $562,568 and $27,870, respectively, net of the accumulated amortization of $210,675 and $22,071, respectively. At September 30, 2017, the weighted average remaining life of the rental leases was seven months.
Amortization for the three months ended September 30, 2017 and 2016 was $160,734 and $7,088, respectively. Amortization for the nine months ended September 30, 2017 and 2016 was $188,604 and $7,088, respectively. At September 30, 2017, expected amortization for the in-place rental leases for the next 12 months is $562,568 and none thereafter.
NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,602,909	$(32,860)	$1,570,049	$1,625,000	$(34,166)	$1,590,834
Bay Club	21,520,000	(320,201)	21,199,799	—	—	—
Total	$23,122,909	$(353,061)	$22,769,848	$1,625,000	$(34,166)	$1,590,834

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(4)	$6,948	$1,933
Bay Club	8/1/2024	3.10%	(2)(3)	56,479	40,667

(1)    Fixed rate.
(2)    Variable rate based on one-month LIBOR plus 1.87%, with a maximum interest rate of 5.75%.
(3)    Monthly interest-only payment currently required.
(4)    RAI co-guarantees this loan with the Company. See Note 9 for more details.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

On July 31, 2017, the Company, through a wholly owned subsidiary, entered into a seven years, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on August 1, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%. Monthly payments are interest only for the first 24 months.
Beginning on September 1, 2019, the Company will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Bay Club Mortgage Loan in full at any time (1) after July 31, 2019 and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by the Company.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending September 30, and thereafter:

2018	$34,006
2019	70,044
2020	474,335
2021	491,320
2022	506,982
Thereafter	21,546,222
$23,122,909
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended September 30, 2017 and 2016, amortization of deferred financing costs of $4,572 and $651, respectively, was included in interest expense. During the nine months ended September 30, 2017 and 2016, amortization of deferred financing costs of $5,390 and $651, respectively, was included in interest expense. Accumulated amortization at September 30, 2017 and December 31, 2016 was $5,390 and $2,775, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter:

2018	$49,998
2019	49,956
2020	49,517
2021	48,346
2022	47,271
Thereafter	107,973
$353,061

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Relationship with the Advisor
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor or its affiliates acting on behalf of the Advisor, are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2017, the Company renewed the advisory agreement with the Advisor through April 27, 2018. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2017.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At September 30, 2017, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $5.4 million.
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
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds if the Company raises less than $500 million in the primary offering and 2.5% of gross offering proceeds if the Company raises more than $500 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred $104,266 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.
On August 18, 2016, the Advisor provided a $555,000 bridge loan (the "Bridge Loan") to the Company. The Company used the proceeds of the Bridge Loan to partially finance the acquisition of Payne Place. The Bridge Loan incurred interest at an annual rate of LIBOR plus 3.00%. On November 1, 2016, the Company repaid the outstanding balance of the Bridge Loan and accrued interest before its scheduled maturity date of February 18, 2017. Interest expense associated with Bridge Loan for the year ended December 31, 2016 was $2,921.
Relationship with Resource Apartment Manager III, LLC
The Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At September 30, 2017 and December 31, 2016, the Advisor owed the Company $3,086 and $1,041, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
Construction management fees. The Manager earns a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to a property.
Debt servicing fees. The Manager will earn a debt servicing fee equal to 2.75% of gross receipts from real estate-related debt investments.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

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
Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally pays Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally pays Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Prior to July 3, 2017, the Company paid Resource Securities of selling commissions up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. Resource Securities allows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
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

	Class A Share	Class T Share		Class R Share		Class I Share
Initial Offering Price	$10.00	$9.47		$9.52		$9.13
Selling Commissions Paid by Company (per shares)	7.0%	2.0%		3.0%	(1)	None
Dealer Manager Fee (per share)	3.0%	3.0%		3.5%	(1)	1.5%
Annual Distributions and Shareholder Servicing Fee	None	1.0%	(2)	1.0%	(3)	None
Initial Offering Price Under the DRIP	$9.60	$9.09		$9.14		$8.90

(1)	The aggregate amount paid to Resource Securities for selling commissions and dealer manager fees shall not exceed 5.5% of gross offering proceeds.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

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

Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.   Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results. During the three and nine months ended September 30, 2017, the Company paid $7,172 and $7,591 into the property loss insurance pool.
General liability loss pool. The Company's properties also participated in a general liability pool with other properties directly and indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly and indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.
Internal audit fees. RAI performs internal audit services for the Company. The 2017 annual fee for the services provided is $12,500.
Other transactions. RAI co-guarantees the mortgage on Payne Place with the Company until such time as the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50 million; (c) has liquidity of no less than $5 million; and (d) has an aggregate portfolio leverage of no more than 65% (see Note 8 for further details).
The Company paid The Planning & Zoning Resource Company, an affiliate of C-III, $1,079 for a zoning report in connection with its acquisition of Bay Club.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	September 30, 2017	December 31, 2016
Due from related parties:
Advisor	$3,086	$1,041
RAI and affiliate - insurance funds held in escrow	1,467	1,311
	$4,553	$2,352
Due to related parties:
Advisor:
Acquisition related reimbursements	$6,533	$14,050
Asset management fees	—	2
Organization and offering costs	5,382,494	2,848,317
Operating expense reimbursements (including prepaid expenses)	1,517,776	682,661
	$6,906,803	$3,545,030
Manager:
Property management fees	$10,946	$—
Operating expense reimbursements	8,514	—
	$19,460	$—
RAI:
Internal audit fee	$750	$8,250
Operating expense reimbursements	1,372	—
	$2,122	$8,250
Resource Securities:
Selling commissions and dealer-manager fees	$34,477	$10,363
Distribution and shareholder servicing fee	632,044	53,015
	$666,521	$63,378

Other:	$—	$55

	$7,594,906	$3,616,713

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$641,193	$51,505	$641,193	$51,505
Asset management fees (2)	60,396	3,110	73,853	3,110
Debt financing fees (3)	107,600	2,775	107,600	2,775
Interest expense (4)	—	2,337	—	2,337
Organization and offering costs (5)	676,441	999,096	2,534,177	2,286,011
Operating expense reimbursement (6)	173,729	210,351	487,934	210,351

Manager:
Property management fees (2)	$22,542	$—	$22,542	$—
Construction management fees (7)	336	—	336	—

RAI:
Internal audit fees (6)	$3,500	$—	$9,750	$—

Resource Securities:
Selling commissions and dealer-manager fees (8)	$325,954	$32,700	$961,987	$32,700
Distribution and shareholder servicing fee (8)	176,075	5,200	619,546	5,200

Other:
The Planning & Zoning Resource Company (1)	$1,079	$1,495	$1,079	$1,495

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)    Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)    Included in Mortgage notes payable on the consolidated balance sheets.
(4)    Included in Interest expense on the consolidated statements of operations and comprehensive loss.

(5)	Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(6)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.

(7)	Included in Rental properties, net on the consolidated balance sheets.
(8)    Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

NOTE 10 - EARNINGS PER SHARE
The following table presents a reconciliation of the Company's basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Net loss	$(1,602,783)	$(431,091)	$(2,251,780)		$(457,549)
Less: Class A common stock cash distributions declared	81,555	—	119,955		—
Less: Class T common stock cash distributions declared	115,789	—	142,039		—
Less: Class R common stock cash distributions declared	35,094	—	35,094		—
Less: Class I common stock cash distributions declared	3,453	—	3,453		—
Undistributed net loss attributable to common stockholders	$(1,838,674)	$(431,091)	$(2,552,321)		$(457,549)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(606,418)	$(428,286)	$(1,072,505)		$(455,028)
Class A common stock cash distributions declared	81,555	—	119,955		—
Net loss attributable to Class A common stockholders	$(524,863)	$(428,286)	$(952,550)		$(455,028)
Net loss per Class A common share, basic and diluted	$(0.85)	$(1.72)	$(1.76)		$(4.60)
Weighted-average number of Class A common shares outstanding, basic and diluted	616,733	249,051	540,022		98,905

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(1,050,879)	$(2,805)	$(1,356,356)		$(2,521)
Class T common stock cash distributions declared	115,789	—	142,039		—
Net loss attributable to Class T common stockholders	$(935,090)	$(2,805)	$(1,214,317)		$(2,521)
Net loss per Class T common share, basic and diluted	$(0.87)	$(1.72)	$(1.78)		$(4.60)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,068,753	1,631	682,945		548

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(165,126)	$—	$(112,398)		$—
Class R common stock cash distributions declared	35,094	—	35,094		—
Net loss attributable to Class R common stockholders	$(130,032)	$—	$(77,304)	—	$—
Net loss per Class R common share, basic and diluted	$(0.77)	$—	$(1.37)		$—
Weighted-average number of Class R common shares outstanding, basic and diluted	167,935	—	56,594		—

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(16,251)	$—	$(11,062)		$—
Class I common stock cash distributions declared	3,453	—	3,453		—
Net loss attributable to Class I common stockholders	$(12,798)	$—	$(7,609)		$—
Net loss per Class I common share, basic and diluted	$(0.77)	$—	$(1.37)		$—
Weighted-average number of Class I common shares outstanding, basic and diluted	16,527	—	5,570		—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (see Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2017 (were such date to represent the end of the contingency period). Due to reported losses for the three and nine ended September 30, 2017, common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At September 30, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At September 30, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
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
Common Stock
The Company’s charter authorizes the issuance of 1 billion shares of common stock with a par value of $0.01 per share, of which, the Company initially allocated 250 million shares of its $0.01 par value common stock as Class A common stock and 750 million shares of its $0.01 par value common stock as Class T common stock.
On June 28, 2017, the Company amended its charter to authorize 750 million shares of its $0.01 par value common stock as Class R common stock, 75 million shares of its $0.01 par value common stock as Class I common stock, 25 million shares of its $0.01 par value common stock as Class A common stock and 25 million shares of its $0.01 par value common stock as Class T common stock. 125 million shares of the Company's $0.01 par value common stock remain undesignated. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock and commenced the offering of Class R and Class I common stock in its primary offering.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

At September 30, 2017, there were 618,569 shares of Class A common stock, 1,073,229 shares of Class T common stock, 617,186 shares of Class R common stock and 28,602 shares of Class I common stock issued and outstanding as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	616,508	$5,869,158	28,557	$260,000
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	4,502	43,216	7,738	70,333	678	6,198	45	407
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total at September 30, 2017	618,569	$5,844,692	1,073,229	$10,013,798	617,186	$5,875,356	28,602	$260,407

(1)    Includes 222,222 of Class A shares issued to the Advisor
Distributions
Cash Distributions
During the nine months ended September 30, 2017, the Company's board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 31, 2017 through October 30, 2017, which were paid on April 28, 2017, May 31, 2017, June 30, 2017, July 31, 2017, August 31, 2017, September 29, 2017 and October 31, 2017. The distributions declared for the periods from March 31, 2017 through July 30, 2017 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
The distributions declared for the periods from July 31, 2017 through October 30, 2017 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The following tables present information regarding the Company's distributions declared and paid to stockholders during the three and nine ended September 30, 2017:

	Three Months Ended September 30, 2017
	Class A	Class T	Class R	Class I	Total
Distributions declared	$81,555	$115,789	$35,094	$3,453	$235,891

Distributions reinvested in shares of common stock paid	$23,836	$53,027	$6,198	$407	$83,468
Cash distributions paid	39,686	30,906	7,399	1,733	79,724
Total distributions paid	$63,522	$83,933	$13,597	$2,140	$163,192

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

	Nine Months Ended September 30, 2017
	Class A	Class T	Class R	Class I	Total
Distributions declared	$119,955	$142,039	$35,094	$3,453	$300,541

Distributions reinvested in shares of common stock paid	$39,923	$69,246	$6,198	$407	115,774
Cash distributions paid	72,248	37,000	7,399	1,733	118,380
Total distributions paid	$112,171	$106,246	$13,597	$2,140	$234,154
At September 30, 2017, the Company had accrued $91,561 for the cash distributions paid on October 31, 2017, which is reported in distributions payable in the consolidated balance sheet.
Stock Dividends
On April 25, 2017, the Company's board of directors authorized a stock dividend in the amount of 0.01 shares of common stock, on each outstanding share of common stock to all common stockholders of record as of the close of business on July 1, 2017. The stock dividend was issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on July 14, 2017.
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

Derivatives (interest rate caps) were acquired in conjunction with the acquisition of Bay Club for $14,600. Derivatives are reported at fair value in the consolidated balance sheets, are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Interest rate caps	$—	$5,204	$—	$5,204

December 31, 2016
Assets:
Interest rate caps	$—	$—	$—	$—
The carrying and fair values of the Company’s mortgage notes payable - outstanding borrowings, which was not carried at fair value on the consolidated balance sheets at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable - outstanding borrowings	$23,122,909	$21,335,161	$1,625,000	$1,625,000
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At September 30, 2017, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the mortgage obtained (Level 3).
NOTE 13 - DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into one interest rate cap that was designated as a cash flow hedge. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with the Bay Club Mortgage Loan. The ineffective portion of the

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, the Company recorded no hedge ineffectiveness in earnings.
At September 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$21,520,000	August 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the consolidated balance sheets at September 30, 2017 and December 31, 2016:

Asset Derivatives				Liability Derivatives
September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$5,204	N/A	$—	—	$—	N/A	$—

NOTE 14 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
Operating expenses for the four fiscal quarters ended September 30, 2017 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 15 - SUBSEQUENT EVENTS
On October 30, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of the Company's common stock based on daily record dates from October 31, 2017 through December 28, 2017, which distributions the Company expects to pay on November 30, 2017 and December 29, 2017, respectively. Distributions for these periods have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.
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
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. As such, we had limited operating results during the three and nine months ended September 30, 2017 and 2016. At September 30, 2017, we owned two multifamily properties.
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

(Back to Index)

The following table sets forth the results of our operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Revenues:
Rental income	$544,431	$25,178		$645,585	$25,178
Total revenues	544,431	25,178		645,585	25,178

Expenses:
Rental operating	236,562	3,249		277,163	3,249
Acquisition costs	823,411	112,711		906,644	112,711
Property management fees	2,776	1,501		7,538	1,501
Management fees - related parties	82,938	3,110		96,395	3,110
General and administrative	342,956	322,765		883,360	349,223
Loss on disposal of assets	185,114	—	—	185,114	—
Depreciation and amortization expense	345,352	10,376		394,050	10,376
Total expenses	2,019,109	453,712		2,750,264	480,170
Loss before other income (expense)	(1,474,678)	(428,534)		(2,104,679)	(454,992)

Other income (expense):
Other income	—	—		1,500	—
Interest income	3,902	432		9,386	432
Interest expense	(132,007)	(2,989)		(157,987)	(2,989)
Net loss	$(1,602,783)	$(431,091)		$(2,251,780)	$(457,549)
During the three and nine months ended September 30, 2017 and 2016, we incurred the following general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allocated payroll and benefits	$139,404	$174,636	$390,813	$174,636
Directors' fees	18,770	29,000	84,868	29,000
Allocated rent	24,202	16,928	71,693	16,928
Professional fees	37,047	24,434	111,726	50,472
Travel and entertainment	25,117	2,188	38,905	2,188
Insurance	25,809	30,080	18,486	30,404
IT related expenses	60,369	36,409	131,845	36,505
Other	12,238	9,090	35,024	9,090
	$342,956	$322,765	$883,360	$349,223
As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented. We expect revenues and expenses to increase in future periods as we acquire additional investments.
Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). Through June 30, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in our primary offering at

(Back to Index)

(Back to Index)

prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2017, we have purchased two properties using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of September 30, 2017, we have raised approximately $21.9 million in our public offering.
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
On December 15, 2016, we, through a wholly owned subsidiary, entered into a 30-year secured mortgage loan with JPMorgan Chase Bank, N.A., an unaffiliated lender, for borrowings of approximately $1.6 million secured by Payne Place (the "Payne Place Mortgage Loan"). The Payne Place Mortgage Loan matures on January 1, 2047. The Payne Place Mortgage Loan bears interest at an initial fixed rate of 3.11% until January 1, 2020. Beginning January 1, 2020, the loan will bear interest at a rate of LIBOR plus 2.25%. Monthly payments include repayments of principal and interest. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Payne Place Mortgage Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (4) after the third year of the loan with no prepayment premium. The Payne Place Mortgage Loan is guaranteed by us and Resource America, Inc. ("RAI"), the parent of our Manager.
On July 31, 2017, we, through a wholly owned subsidiary, entered into a seven year, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on August 1, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%. Monthly payments are interest only for the first 24 months. Beginning on August 1, 2019, we will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Bay Club Mortgage Loan in full at any time (1) after July 31, 2019 and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by us.
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

(Back to Index)

(Back to Index)

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
Through September 30, 2017, we have charged approximately $501,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At September 30, 2017, the Advisor has incurred approximately $5.4 million of these costs on our behalf, of which approximately $4.9 million has been deferred at September 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that organization and offering expenses (excluding selling commissions, dealer manager fees and and the distribution and shareholder servicing fee) incurred by us exceed 4.0% of the gross proceeds of the initial public offering if we raise less than $500 million or 2.5% of gross proceeds of the initial public offering if we raise $500 million or more. If, however, we raise the maximum offering amount in the primary offering, organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and shareholder servicing fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
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
Outstanding Class R shares issued in our primary offering are also subject to a 1.0% annual distribution and shareholder servicing fee.  We will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Dealer Manager and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and the Dealer Manager s advises our transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through our distribution reinvestment plan).

(Back to Index)

(Back to Index)

We record the distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee of $497,173 for the full five year period at September 30, 2017, of which we paid $40,491 cumulatively through September 30, 2017. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fee of $176,075 at September 30, 2017, of which we paid $713 cumulatively through September 30, 2017.
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
Operating Expenses
At the end of each fiscal quarter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
Operating expenses for the four fiscal quarters ended September 30, 2017 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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
Distributions
Cash Distributions
For the three and nine ended September 30, 2017, we declared and paid aggregate distributions, which were paid from debt financing and offering proceeds, as follows:

	Three Months Ended September 30, 2017
	Class A	Class T	Class R	Class I	Total
Distributions declared	$81,555	$115,789	$35,094	$3,453	$235,891

Distributions reinvested in shares of common stock paid	$23,836	$53,027	$6,198	$407	$83,468
Cash distributions paid	39,686	30,906	7,399	1,733	79,724
Total distributions paid	$63,522	$83,933	$13,597	$2,140	$163,192

(Back to Index)

(Back to Index)

	Nine Months Ended September 30, 2017
	Class A	Class T	Class R	Class I	Total
Distributions declared	$119,955	$142,039	$35,094	$3,453	$300,541

Distributions reinvested in shares of common stock paid	$39,923	$69,246	$6,198	$407	$115,774
Cash distributions paid	72,248	37,000	7,399	1,733	118,380
Total distributions paid	$112,171	$106,246	$13,597	$2,140	$234,154
At September 30, 2017, the Company had accrued $91,561 for the cash distributions paid on October 31, 2017, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.
Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2017:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share(1)	Operating Activities	Offering Proceeds		Debt Financing
							Amount Paid / Percent of Total	Amount Paid / Percent of Total		Amount Paid / Percent of Total
First quarter	$16,429	$11,092	$27,521	$(4,598)	$11,083	$0.015	- / -	$27,521	/100%	- / -
Second quarter	$22,227	$21,214	$43,441	$(64,700)	$53,567	$0.051	- / -	$43,441	/100%	- / -
Third quarter	$79,724	$83,468	$163,192	$(325,606)	$235,891	$0.132	- / -	- / -		$163,192	/100%
Total	$118,380	$115,774	$234,154	$(394,904)	$300,541

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$.000547945 per day	41,012	47,682	88,694
Two months ended September 30, 2017	$.001434521 per day	74,762	70,698	145,460
		$120,154	$129,904	$250,058

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Our net loss attributable to common stockholders for the nine months ended September 30, 2017 was $2,251,780 and net cash used in operating activities was $394,904. Our cumulative cash distributions and net loss attributable to common stockholders from inception through September 30, 2017 are $250,058 and approximately $3.0 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Stock Dividends
On April 25, 2017, the Company's board of directors authorized a stock dividend, in the amount of 0.01 shares of common stock, on each outstanding share of common stock to all common stockholders of record as of the close of business on July 1,

(Back to Index)

(Back to Index)

2017. The stock dividend was issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on July 14, 2017.

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders - GAAP	$(1,602,783)	$(431,091)	$(2,251,780)	$(457,549)
Depreciation expense	184,618	3,288	205,446	3,288
FFO attributable to common stockholders	(1,418,165)	(427,803)	(2,046,334)	(454,261)
Adjustments for straight-line rents	(58)	—	1,885	—
Amortization of intangible lease assets	160,734	7,088	188,604	7,088
Acquisition costs	823,411	112,711	906,644	112,711
MFFO attributable to common stockholders	$(434,078)	$(308,004)	$(949,201)	$(334,462)

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
On October 30, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates from October 31, 2017 through December 28, 2017, which distributions we expect to pay on November 30, 2017 and December 29, 2017, respectively. Distributions for this period have been or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business of each respective record date.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that

(Back to Index)

(Back to Index)

evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained Resource Securities LLC (our "Dealer Manager") as the dealer manager for our offering.
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through June 30, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in our primary offering at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A common stock, $9.09 per share for Class T common stock, $9.14 per share for Class R common stock and $8.90 per share for Class I common stock. As of September 30, 2017, our Advisor has incurred costs on our behalf of approximately $5.4 million.
At September 30, 2017, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 616,508 Class R shares and 28,557 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $21.9 million. From the commencement of our public offering through September 30, 2017, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$556,667
Dealer manager fees	592,077
Distribution and shareholder servicing fee (1)	673,248
Other organization and offering costs (2)	501,303
Total expenses	$2,323,295

(1)
Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At September 30, 2017, $632,044 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At September 30, 2017, this amount is included in due to related parties on the consolidated balance sheets.
From the commencement of our initial public offering through September 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $20.2 million. As of September 30, 2017, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $30.8 million in real estate

(Back to Index)

(Back to Index)

investments. Of the amount used for the purchase of these investments, approximately $665,000 was paid to our Advisor as acquisition fees and approximately $43,000 was paid to other affiliates for acquisition expense reimbursements.
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
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until June 30, 2018 (the "NAV Pricing Date"). Prior to the NAV Pricing Date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

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
ITEM 5.    OTHER INFORMATION
Unaudited pro forma consolidated financial information of the Company for the nine months ended September 30, 2017 is filed as Exhibit 99.3 to this quarterly report on Form 10-Q. The unaudited pro forma consolidated statement of operations for

(Back to Index)

(Back to Index)

the nine months ended September 30, 2017 is derived from the historical consolidated financial statements of the Company and has been adjusted to give effect to the Bay Club acquisition, as if it had occurred on January 1, 2016. Information regarding this transaction is set forth in Part I. Financial Information, Item 1. Financial Statements –Note 5. Acquisitions.

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
3.3
Articles of Amendment (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.4
Articles Supplementary for the Class R shares of common stock  (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.5
Articles Supplementary for the Class I shares of common stock (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.1
Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

4.4
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1
Amended and Restated Dealer Manager Agreement, by and among Resource Apartment REIT III, Inc. and Resource Securities, Inc.(incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)

10.2
Amendment to Selected Dealer Agreement, dated July 11, 2017, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.4 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (No.333-207740) filed September 28, 2017)

10.3
Multifamily Loan and Security Agreement by and between RRE Bay Club Holdings, LLC and CBRE Capital Markets, Inc., dated July 31, 2017 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

10.4
Multifamily Note by RRE Bay Club Holdings, LLC in favor of CBRE Capital Markets, Inc., dated July 31, 2017  (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
99.2	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)
99.3	Unaudited Pro Forma Consolidated Financial Information for the Nine Months Ended September 30, 2017
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

November 13, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)