Form 10-K
period 2017-12-31
Resource Apartment REIT III, Inc.
filed 2018-03-29
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
There is no established market for the registrant's shares of common stock. The registrant is currently conducting its ongoing initial public offering of its shares of Class A, Class T, Class R and Class I common stock pursuant to a Registration Statement on Form S-11. There were 1,440,282 shares of common stock held by non-affiliates at June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter. As of March 23, 2018, there were 624,078 outstanding shares of Class A common stock, 1,086,639 outstanding shares of Class T common stock, 3,249,706 outstanding shares of Class R common stock and 61,380 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.
Registrant incorporates by reference portions of the Resource Apartment REIT III, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (our "Advisor") to select investments and conduct our operations. Our Advisor has a limited operating history and limited experience operating a public company. This limited experience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities LLC (formerly known as Resource Securities, Inc.) (our "Dealer Manager") and other entities affiliated with Resource Real Estate, LLC (formerly known as Resource Real Estate, Inc.) (our "Sponsor"). As a result, these individuals face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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
General
Resource Apartment REIT III, Inc. is a Maryland corporation, formed on July 15, 2015, that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc. and, as required by context, Resource Apartment OP III, LP, which we refer to as our "Operating Partnership" and to their subsidiaries. We intend to acquire underperforming apartment communities which we will renovate and stabilize in order to increase rents. To a lesser extent, we may also seek to originate and acquire commercial real estate debt secured by apartment communities. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. At December 31, 2017, we owned two multifamily properties, as described further in "Item 2. Properties". We intend to continue to purchase a diversified portfolio of underperforming U.S. commercial real estate and real estate-related debt, including properties that may benefit from renovations that may increase their long-term values.
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.
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
We intend to qualify as a REIT commencing with the taxable year that ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes so as to retain our REIT qualification.
Our Advisor is an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). RAI is a wholly-owed subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls our Advisor, our Dealer Manager and Resource Apartment Manager III, LLC (our "Manager"). C-III also controls all of the shares of our common stock held by RAI and the Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.
We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.
Our Offering
We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). Through July 2, 2017, we offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively.
The offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I. We will determine our net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV Pricing Date"). Commencing on the NAV Pricing Date, if the primary offering is ongoing, we

(Back to Index)

(Back to Index)

will offer Class R and Class I shares in our primary offering at a price equal to the NAV per share for Class R and Class I shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If our primary offering is not ongoing on the NAV Pricing Date, or on the date of any subsequent NAV pricing, we will offer Class A, Class T, Class R and Class I shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. We will update our NAV at least annually following the NAV Pricing Date and further adjust the per share price in our primary offering and DRIP accordingly. As of December 31, 2017, we have raised aggregate primary offering proceeds of approximately $35.6 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 2,049,713 Class R shares and 35,985 Class I shares of common stock.
On August 10, 2015, our Advisor contributed $200,000 to us in exchange for 20,000 shares of common stock. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in our offering. On August 5, 2016, our Advisor exchanged 5,000 shares of common stock for 50,000 shares of our convertible stock. Under limited circumstances, these shares may be converted into shares of our Class A common stock satisfying our obligation to pay the Advisor an incentive fee and diluting the stockholders’ interest in us.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. We intend to acquire underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents and to a lesser extent, we may also seek to acquire and originate commercial real estate debt secured by apartments. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.
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
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our management does not expect compliance with existing or future laws to have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we may hold an interest, or on properties that we may acquire directly or indirectly in the future.
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

(Back to Index)

(Back to Index)

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
At December 31, 2017, we owned two multifamily properties. The following is a summary of our real estate properties:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Year of Construction	Number of Units	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit(3)	Mortgage Debt Secured by Property
Payne Place	Alexandria, VA	8/19/2016	$2,500,000	1950	11	605	100.0%	$1,606	$1,625,000
Bay Club	Jacksonville, FL	7/31/2017	28,300,000	1990	220	1,016	92.3%	1,214	21,520,000
					231

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

(2)	Physical occupancy rate is defined as the units occupied at December 31, 2017 divided by the total number of residential units.

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect at December 31, 2017, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

(Back to Index)

PART II

ITEM 5 .	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
At March 23, 2018, 624,078 Class A shares were outstanding, of which 15,378 were held by the Advisor and 227,822 were held by RAI, 1,086,639 Class T shares were outstanding, 3,249,706 Class R shares were outstanding, and 61,380 Class I shares were outstanding. At March 23, 2018, there were 104 holders of Class A shares, 298 holders of Class T shares, 849 holders of Class R shares, and 9 holders of Class I shares. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Through July 2, 2017, we offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist Financial Industry Regulatory Authority, Inc. ("FINRA") members and their associated persons that participated in our initial public offering in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Class A, Class T, Class R, and Class I shares is $8.90 per share as of December 31, 2017. The basis for this valuation is the net investment amount of our shares, which is based on the "amount available for investment" percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering. No later than the NAV pricing date, we will provide our NAV per Class A share, per Class T share, per Class R share and per Class I share.
Unregistered Sales of Equity Securities
All securities sold by us during the year ended December 31, 2017 were sold in an offering registered under the Securities Act of 1933.
Use of Proceeds
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained our Dealer Manager as the dealer manager for our offering.
We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through July 2, 2017, we offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively. The offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I. At December 31, 2017, our Advisor has incurred costs on our behalf of approximately $6.2 million.
At December 31, 2017, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 2,049,713 Class R shares and 35,985 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $35.6 million. From the commencement of our public offering through December 31, 2017, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$875,557
Dealer manager fees	1,021,189
Distribution and shareholder service fee (1)	1,075,749
Other organization and offering costs (2)	816,116
Total expenses	$3,788,611

(1)
Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At December 31, 2017, $989,515 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At December 31, 2017, this amount is included in due to related parties on the consolidated balance sheets.
From the commencement of our initial public offering through December 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as they do not reduce the net offering proceeds to us, were approximately $32.9 million. At December 31, 2017, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $30.8 million in real estate investments. Of the amount used for the purchase of these investments, approximately $665,000 was paid to our Advisor as acquisition fees and approximately $46,000 was paid to other affiliates for acquisition expense reimbursements.
Share Redemption Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
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
Notwithstanding the foregoing, until the NAV Pricing Date, shares received as a stock dividend will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to

(Back to Index)

(Back to Index)

offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the period covered by this report, we did not repurchase any of our securities.
Distribution Information
Cash Distributions
During the years ended December 31, 2017 and 2016, we declared and paid aggregate distributions, which were paid from debt financing and offering proceeds, as follows:

	Year Ended December 31, 2017
	Class A	Class T	Class R	Class I	Total
Distributions declared	$253,708	$332,545	$396,088	$11,330	$993,671

Distributions reinvested in shares of common stock paid	70,500	141,933	75,823	1,187	289,443
Cash distributions paid	122,557	79,359	68,184	5,425	275,525
Total distributions paid	$193,057	$221,292	$144,007	$6,612	$564,968

	Year Ended December 31, 2016
	Class A	Class T	Class R	Class I	Total
Distributions declared	$35,177	$5,901	$—	$—	$41,078

Distributions reinvested in shares of common stock paid	3,293	1,087	—	—	4,380
Cash distributions paid	11,272	252	—	—	11,524
Total distributions paid	$14,565	$1,339	$—	$—	$15,904
On December 14, 2017, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from December 29, 2017 through March 29, 2018, which distributions were paid or will be paid on January 31, 2018, February 28, 2018 and April 2, 2018, respectively. Distributions for these periods were or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.

(Back to Index)

(Back to Index)

Distributions declared, distributions paid and cash flows used in operating activities were as follows for the year ended December 31, 2017:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share(1)	Operating Activities	Offering Proceeds		Debt Financing
							Amount Paid / Percent of Total	Amount Paid / Percent of Total		Amount Paid / Percent of Total
First quarter	$16,429	$11,092	$27,521	$(4,598)	$11,083	$0.015	- / -	$27,521	/100%	- / -
Second quarter	22,227	21,214	43,441	(64,700)	53,567	0.051	- / -	$43,441	/100%	- / -
Third quarter	79,724	83,468	163,192	(325,606)	235,891	0.132	- / -	- / -		$163,192	/100%
Fourth quarter	157,145	173,669	330,814	(356,657)	693,130	0.215	- / -	- / -		$330,814	/100%
Total	$275,525	$289,443	$564,968	$(751,561)	$993,671

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$0.001434521 per day	248,431	227,843	476,274
		$293,823	$287,049	$580,872

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
We will elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2017. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant.
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
Our net loss attributable to common stockholders for the year ended December 31, 2017 was $3,131,845 and net cash used in operating activities was $751,561. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2017 were $580,872 and $3,908,092, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from both our public offering and debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

(Back to Index)

(Back to Index)

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to our shares of common stock in the sole discretion of our Board.
Stock Dividends
On October 7, 2016, our Board authorized a stock dividend in the amount of 0.005 shares of common stock to all common stockholders of record as of the close of business on December 31, 2016. On February 22, 2017, our Board authorized a stock dividend, in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on March 31, 2017. On April 25, 2017, our Board authorized a stock dividend in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on July 1, 2017. The stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. We issued the stock dividends on January 13, 2017, April 13, 2017, and July 14, 2017, respectively.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis relates to our financial statements and should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. See also " Forward-Looking Statements" preceding Part I.
Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At December 31, 2017, we owned two multifamily properties. As such, we had limited operating results during the years ended December 31, 2017 and 2016.
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

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations:

	Years Ended December 31,
	2017	2016
Revenues:
Rental income	$1,443,863	$72,119
Total revenues	1,443,863	72,119

Expenses:
Rental operating - expenses	400,432	14,898
Rental operating - payroll	165,558	—
Rental operating - real estate taxes	182,166	8,021
Subtotal - rental operating	748,156	22,919
Acquisition costs	906,644	128,119
Property management fees	9,505	3,123
Management fees - related parties	215,433	9,844
General and administrative	1,258,682	641,538
Loss on disposal of fixed assets	186,078	—
Depreciation and amortization expense	908,624	35,502
Total expenses	4,233,122	841,045
Loss before other income (expense)	(2,789,259)	(768,926)

Other income (expense):
Other income	1,500	—
Interest income	16,639	762
Interest expense	(360,725)	(8,083)
Net loss	$(3,131,845)	$(776,247)
During the years ended December 31, 2017 and 2016, we incurred the following general and administrative expenses:

	Years Ended December 31,
	2017	2016
Allocated payroll and benefits	$525,562	$118,429
Directors' fees	126,500	60,870
Allocated rent	99,068	43,922
Professional fees	186,537	177,076
Travel and entertainment	48,050	5,426
Insurance	35,228	138,492
IT related expenses	179,841	80,332
Other	57,896	16,991
	$1,258,682	$641,538

(Back to Index)

(Back to Index)

As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments. At December 31, 2017, we owned two multifamily properties. The following is a summary of our real estate properties and their respective occupancy and monthly revenue per unit rates:

Multifamily Community Name	Physical Occupancy Rate	Effective Monthly Revenue per Unit
Payne Place	100.0%	$1,606
Bay Club	92.3%	1,214

Liquidity and Capital Resources
We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through July 2, 2017, we offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock at prices of $9.52 per share and $9.13 per share, respectively. The offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R and $8.90 per share for Class I.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. At December 31, 2017, we have purchased two properties using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. At December 31, 2017, we have raised approximately $35.6 million in our public offering.
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
On July 31, 2017, we, through a wholly owned subsidiary, entered into a seven year, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on August 1, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%. Monthly payments are interest only for the first 24 months. Beginning on August 1, 2019, we will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Bay Club Mortgage Loan in full at any time: (1) after July 31, 2019

(Back to Index)

(Back to Index)

and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by us.
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
Organization and Offering Costs
We expect to incur organization and offering costs in pursuit of our fundraising. Our organization and offering costs (other than selling commissions, dealer manager fees, and distribution and shareholder servicing fees) are initially paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor for organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 4% of gross offering proceeds as of the termination of this offering if we raise less than $500.0 million in the primary offering, and 2.5% of gross offering proceeds as of the termination of this offering if we raise $500.0 million or more in the primary offering. However, if we raise the maximum offering amount in the primary offering, we expect organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee) to be approximately $10.0 million or 1% of gross offering proceeds. These organization and offering expenses include all actual expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee), including reimbursements to our advisor for the portion of named executive officer salaries allocable to activities related to this offering, to be incurred on our behalf and paid by us in connection with the offering.
A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through December 31, 2017, we have charged approximately $816,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At December 31, 2017, the Advisor has incurred approximately $6.2 million of these costs on our behalf, of which approximately $5.4 million has been deferred at December 31, 2017.
Organization costs, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate, are expensed as incurred. There can be no assurance that the our plans to raise capital will be successful.
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

(Back to Index)

(Back to Index)

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
We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of total distribution and shareholder servicing fees for the full five year period of $490,492 at December 31, 2017, of which we paid $64,951 cumulatively through December 31, 2017. For issued Class R shares, we have accrued an estimate of total distribution and shareholder servicing fees of $585,257 at December 31, 2017, of which we paid $21,283 cumulatively through December 31, 2017.
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
Operating expenses for the four fiscal quarters ended December 31, 2017 exceeded the charter imposed limitation; however, the Conflicts Committee of our Board determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Years ended December 31,
	2017		2016
Net loss attributable to common stockholders - GAAP	$(3,131,845)		$(776,247)
Depreciation expense	478,920	(1)	13,431
FFO attributable to common stockholders	(2,652,925)		(762,816)
Amortization of intangible lease assets	429,704	(1)	22,071
Acquisition costs	906,644	(1)	128,119
MFFO attributable to common stockholders	$(1,316,577)		$(612,626)

(1)	We owned two properties during the year ended December 31, 2017 as compared to one property during the year ended December 31, 2016.

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
Real Estate Investments
We will record acquired real estate at fair value on its acquisition date. We will consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related leases
Allocation of Purchase Price of Acquired Assets
We record the acquisition of real properties as business combinations. Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to one year.
We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of

(Back to Index)

(Back to Index)

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
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of our reported net income. We have up to 12 months from the date of acquisition to finalize the valuation for each property.
Revenue Recognition
We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years.
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
Adoption of New Accounting Standards
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of our revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties.  Due to the nature and timing of our identified revenue streams as of December 31, 2017, we do not anticipate the adoption of the new standards will have a material impact on our financial position or results of operations.

(Back to Index)

(Back to Index)

In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance, however, we expect that our operating leases, where we are the lessor, will be accounted for on our balance sheet similar to our current accounting with the underlying leased asset recognized as real estate. We expect that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which we are the lessee, primarily consisting of office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
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
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning January 1, 2018 and we do not expect the adoption of ASU 2016-18 to have a material effect on our consolidated financial statements and disclosures.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for us beginning January 1, 2018 but early adoption is allowed. We believe all future acquisitions will be accounted for as asset acquisitions, not business acquisitions.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning December 15, 2019. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us on January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance and assessing the impact of this guidance on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:

(Back to Index)

(Back to Index)

On March 22, 2018, we purchased Tramore Village Apartments, a 324 unit multifamily apartment complex in Austell, Georgia for $44.4 million. The seller was an unaffiliated third party. In conjunction with the purchase, we entered into a $32.6 million mortgage on the property.
On March 28, 2018, our Board authorized a cash distribution on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 30, 2018 through June 28, 2018, which we expect to pay on April 30, 2018, May 31, 2018, and June 29, 2018. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.001434521 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.
On March 28, 2018, the Company's board of directors made the determination to extend the primary portion of this offering to April 27, 2019.
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
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2017.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2017.

(Back to Index)

Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

(Back to Index)

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

The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

(Back to Index)

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
3.3
Articles of Amendment (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.4
Articles Supplementary for the Class R shares of common stock  (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.5
Articles Supplementary for the Class I shares of common stock (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.1
Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

4.4
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1
Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.2
Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)

10.3
Selected Dealer Agreement, dated November 18, 2016, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 23, 2016)

10.4
Amendment to Selected Dealer Agreement, effective July 3, 2017, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 13, 2017)

10.5	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)
10.6	Property Management Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

(Back to Index)

10.7
Agreement of Purchase and Sale by and between MREI III Bay Club, LLC and Resource Apartment OP III, LP, dated June 12, 2017 (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

10.8
Multifamily Loan and Security Agreement by and between RRE Bay Club Holdings, LLC and CBRE Capital Markets, Inc., dated July 31, 2017 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

10.9
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

RESOURCE APARTMENT REIT III, INC.

March 29, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Alan F. Feldman

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2018
Steven R. Saltzman

/s/ Paul A. Hughson	Director	March 29, 2018
Paul A. Hughson

/s/ Harvey Magarick	Director	March 29, 2018
Harvey Magarick

/s/ Lee F. Shlifer	Director	March 29, 2018
Lee F. Shlifer

/s/ David Spoont	Director	March 29, 2018
David Spoont

(Back to Index)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Apartment REIT III, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Apartment REIT III, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 29, 2018

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Investments:
Rental properties, net	$29,443,089	$2,445,835
Identified intangible assets, net	321,468	27,870
	29,764,557	2,473,705

Cash	23,752,810	3,351,536
Restricted cash	192,064	7,733
Tenant receivables, net	2,138	788
Due from related parties	4,571	2,352
Subscriptions receivable	413,084	210,000
Prepaid expenses and other assets	188,332	100,485
Deferred offering costs	5,409,942	2,848,199
Total assets	$59,727,498	$8,994,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$22,778,370	$1,590,834
Accounts payable and accrued expenses	257,060	214,284
Due to related parties	9,021,884	3,616,713
Tenant prepayments	21,078	—
Security deposits	62,724	3,300
Distributions payable	453,877	25,174
Total liabilities	32,594,993	5,450,305

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	500	500
Class A common stock, par value $0.01: 25,000,000 and 250,000,000 shares authorized, respectively, 621,754 and 384,195 issued and outstanding, respectively	6,218	3,842
Class T common stock, par value $0.01: 25,000,000 and 750,000,000 shares authorized, respectively, 1,081,226 and 114,037 issued and outstanding, respectively	10,812	1,140
Class R common stock, par value $0.01: 750,000,000 and 0 shares authorized, respectively, 2,058,008 and 0 issued and outstanding, respectively	20,580	—
Class I common stock, par value $0.01: 75,000,000 and 0 shares authorized, respectively, 36,118 and 0 issued and outstanding, respectively	361	—
Additional paid-in capital	32,323,424	4,380,126
Accumulated other comprehensive loss	(11,192)	—
Accumulated deficit	(5,218,198)	(841,115)
Total stockholders’ equity	27,132,505	3,544,493
Total liabilities and stockholders’ equity	$59,727,498	$8,994,798

 The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016
Revenues:
Rental income	$1,443,863	$72,119
Total revenues	1,443,863	72,119

Expenses:
Rental operating - expenses	400,432	14,898
Rental operating - payroll	165,558	—
Rental operating - real estate taxes	182,166	8,021
Subtotal - rental operating	748,156	22,919
Acquisition costs	906,644	128,119
Property management fees	9,505	3,123
Management fees - related parties	215,433	9,844
General and administrative	1,258,682	641,538
Loss on disposal of assets	186,078	—
Depreciation and amortization expense	908,624	35,502
Total expenses	4,233,122	841,045
Loss before other income (expense)	(2,789,259)	(768,926)

Other income (expense):
Other income	1,500	—
Interest income	16,639	762
Interest expense	(360,725)	(8,083)
Net loss	$(3,131,845)	$(776,247)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(11,192)	—
Total other comprehensive loss	(11,192)	—
Comprehensive loss	$(3,143,037)	$(776,247)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS- (continued)

	Years Ended December 31,
	2017	2016
Class A common stock:
Net loss attributable to Class A common stockholders	$(1,003,994)	$(709,398)
Net loss per Class A share, basic and diluted	$(1.79)	$(4.50)
Weighted average Class A common shares outstanding, basic and diluted	560,110	157,726

Class T common stock:
Net loss attributable to Class T common stockholders	$(1,423,508)	$(66,849)
Net loss per Class T share, basic and diluted	$(1.82)	$(4.34)
Weighted average Class T common shares outstanding, basic and diluted	782,047	15,411

Class R common stock:
Net loss attributable to Class R common stockholders	$(677,323)	$—
Net loss per Class R share, basic and diluted	$(1.42)	$—
Weighted average Class R common shares outstanding, basic and diluted	478,037	—

Class I common stock:
Net loss attributable to Class I common stockholders	$(27,020)	$—
Net loss per Class I share, basic and diluted	$(1.58)	$—
Weighted average Class I common shares outstanding, basic and diluted	17,079	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares				Amount				Shares	Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares
Balance at January 1, 2016	20,000	—	—	—	$200	$—	$—	$—	—	$—	$199,800	$—	$—	$200,000
Issuance of common stock	366,948	113,415			3,669	1,134			—	—	4,504,823		—	4,509,626
Exchange of common stock for convertible stock	(5,000)	—	—	—	(50)	—	—	—	50,000	500	(450)	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	(352,188)	—	—	(352,188)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(41,078)	(41,078)
Stock dividends	1,904	502	—	—	19	5	—	—	—	—	23,766	—	(23,790)	—
Common stock issued through distribution reinvestment plan	343	120	—	—	4	1	—	—	—	—	4,375	—	—	4,380
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(776,247)	(776,247)
Balance at December 31, 2016	384,195	114,037	—	—	$3,842	$1,140	$—	$—	50,000	$500	$4,380,126	$—	$(841,115)	$3,544,493
Issuance of common stock	219,259	936,581	2,049,713	35,985	2,192	9,366	20,497	360			30,839,285	—	—	30,871,700
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,436,423)	—	—	(3,436,423)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(993,671)	(993,671)
Stock dividends	10,956	14,993	—	—	110	150	—	—	—	—	251,307	—	(251,567)	—
Common stock issued through distribution reinvestment plan	7,344	15,615	8,295	133	74	156	83	1	—	—	289,129	—	—	289,443
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(11,192)	—	(11,192)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,131,845)	(3,131,845)
Balance at December 31, 2017	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,131,845)	$(776,247)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	186,078	—
Depreciation and amortization	908,624	35,502
Amortization of deferred financing costs	22,314	2,775
Changes in operating assets and liabilities:
Restricted cash	214,775	(7,733)
Tenant receivable, net	(1,350)	(788)
Due from related parties	4,953	(2,352)
Prepaid expenses and other assets	(13,016)	(100,115)
Due to related parties	1,127,499	702,213
Accounts payable and accrued expenses	(93,819)	99,306
Tenant prepayments	18,346	—
Security deposits	5,880	—
Net cash used in operating activities	(751,561)	(47,439)

Cash flows from investing activities:
Property acquisitions	(6,967,828)	(2,493,673)
Capital expenditures	(66,234)	(9,207)
Restricted cash	(68,237)	—
Net cash used in investing activities	(7,102,299)	(2,502,880)

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,885,437	4,122,545
Proceeds from borrowings	—	2,180,000
Payments on borrowings	(30,493)	(555,000)
Payment of deferred financing costs	(324,285)	(34,166)
Distributions paid on common stock	(275,525)	(11,524)
Net cash provided by financing activities	28,255,134	5,701,855

Net increase in cash	20,401,274	3,151,536
Cash at beginning of year	3,351,536	200,000
Cash at end of year	$23,752,810	$3,351,536

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). Through July 2, 2017, the Company offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering and commenced offering shares of Class R and Class I at $9.52 per share and $9.13 per share, respectively.
The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A, $9.09 per share for Class T, $9.14 per share for Class R, and $8.90 per share for Class I. The Company will determine its net asset value ("NAV") per share on a date no later than June 30, 2018 (the "NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class R and Class I shares in the primary offering at a price equal to the NAV per share for Class R and Class I shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A, Class T, Class R, and Class I shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. As of December 31, 2017, the Company has raised aggregated gross primary offering proceeds of $35.6 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 2,049,713 Class R shares, and 35,985 Class I shares of common stock.
Resource REIT Advisor, LLC (formerly known as Resource Apartment Advisor III, LLC) (the "Advisor"), an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in the offering. On August 5, 2016, the Advisor exchanged 5,000 shares of common stock for 50,000 shares of convertible stock. Under limited circumstances, these shares may be converted into shares of the Company's Class A common stock satisfying its obligation to pay the Advisor an incentive fee and diluting its other stockholders’ interest in the Company.
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls the Advisor, Resource Securities LLC (formerly known as Resource Securities, Inc.) ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC (the "Manager"), the Company's property manager. C-III also controls all of the shares of the Company's common stock held by RAI and the Advisor.
The Company’s objective is to take advantage of Resource Real Estate, LLC’s (formerly known as Resource Real Estate, Inc.) (its "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. At December 31, 2017, the Company owned two apartment properties located in Alexandria, Virginia and Jacksonville, Florida.
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
DECEMBER 31, 2017

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
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
Concentration of Concentration Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2017, the Company had approximately $23.9 million of deposits at various banks, of which approximately $23.1 million were over the insurance limit of the Federal Deposit Insurance Corporation. The Company has not experienced any loss on such deposits.
At December 31, 2017, the Company’s real estate investment in Florida represented 92% of the Company’s real estate assets. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Florida real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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
DECEMBER 31, 2017

Real Estate Investments
The Company records acquired real estate at fair value on their respective acquisition dates. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related leases
Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. The Manager earns a construction management fee of 5% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the years ended December 31, 2017 and 2016.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both December 31, 2017 and 2016.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Allocation of Purchase Price of Acquired Assets
The Company records the acquisition of real properties as business combinations. Upon the acquisition of real properties, the Company allocates the purchase price of properties to tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $1.6 million and $27,106 for the years ending December 31, 2018 and 2019, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units; however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $119,668 and $211 for the years ended December 31, 2017 and 2016, respectively.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Tenant Receivables
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. At December 31, 2017 and 2016, the Company recorded $370 and $0 of allowances for uncollectible receivables, respectively.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with the filing of the tax return for its taxable year ending December 31, 2017. Accordingly, once qualified as a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. At December 31, 2017 and 2016, the Company did not treat any of its subsidiaries as a TRS.
Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017. The Company is continuing to evaluate this legislation but it does not expect it to have a significant impact.
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
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class T common stock, Class R common stock, and Class I common stock during the periods presented (see Note 10).

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Organization and Offering Costs
Organization and offering costs (other than selling commissions, dealer manager fees, and distribution and shareholder servicing fees) of the Company are initially being paid by the Advisor on behalf of the Company.
Pursuant to the Advisory Agreement between the Company and the Advisor, the Company is obligated to reimburse the Advisor for organization and other offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 4.0% of gross offering proceeds as of the termination of the initial public offering if the Company raises less than $500.0 million in the primary portion of the initial public offering and 2.5% of gross offering proceeds as of the termination of the initial public offering if the Company raises $500.0 million or more in the primary portion of the initial public offering.
A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through December 31, 2017, the Company has charged approximately $816,000 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At December 31, 2017, the Advisor has advanced approximately $6.2 million of these costs on behalf of the Company, of which $5.4 million has been deferred at December 31, 2017.
Organization costs, which include all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate, are expensed as incurred. There can be no assurance that the Company's plans to raise capital will be successful. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.
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
The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees for the full five year period of $490,492 at December 31, 2017 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $64,951 cumulatively through December 31, 2017. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $585,257 at December 31, 2017 based on a total of 5% of the gross proceeds from all Class R shares sold, of which the Company paid $21,283 cumulatively through December 31, 2017. The total accrual of $989,515 is included in due to related parties on the Company's consolidated balance sheets at December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.
Adoption of New Accounting Standards
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  Due to the nature and timing of its identified revenue streams as of December 31, 2017, the Company does not anticipate the adoption of the new standards will have a material impact on its financial position or results of operations.
In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements due to the fact the Company did not have investments subject to this guidance at December 31, 2017.
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
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for the

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Company beginning January 1, 2018 but early adoption is allowed. The Company believes all future acquisitions will be accounted for as asset acquisitions, not business acquisitions.
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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

	Years Ended December 31,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$3,319,624	$2,848,317
Offering costs payable to third parties	48,897	111,581
Cash distributions on common stock declared but not yet paid	453,877	25,174
Stock issued from distribution reinvestment plan	289,443	4,380
Stock dividend issued	251,567	23,790
Subscriptions receivable	413,084	210,000
Exchange of common stock for convertible stock	—	500
Escrow deposits funded directly by mortgage notes payable	347,318	—

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	21,172,682	—

Cash paid during the year for:
Interest	$274,203	$5,307

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. The following table presents a summary of the components of the Company's restricted cash:

	December 31,
	2017	2016
Real estate taxes	$32,115	$7,733
Insurance	8,227	—
Capital improvements	151,722	—
Total	$192,064	$7,733

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

In addition, the Company designated unrestricted cash for capital expenditures of approximately $1.9 million and $84,702 at December 31, 2017 and 2016, respectively.

NOTE 5 - ACQUISITIONS
On August 19, 2016, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virgina ("Payne Place"). Payne Place, constructed in 1950, contains 11 units and amenities, including but not limited to storage lockers and a patio with a barbeque area. Payne Place encompasses 6,650 rentable square feet. At December 31, 2017, Payne Place was 100% leased.
On July 31, 2017, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Jacksonville, Florida ("Bay Club"). Bay Club, constructed in 1990, contains 220 units and amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. Bay Club encompasses 223,568 rentable square feet. At December 31, 2017, Bay Club was 92.27% leased.
The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. The valuation for Payne Place was finalized at December 31, 2016 and the valuation for Bay Club was finalized at December 31, 2017.
The following table summarizes the Company's acquisitions and the respective fair values assigned:

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Liabilities
Payne Place	Alexandria, Virginia	8/19/2016	$2,500,000	$1,419,898	$1,016,451	$13,710	$49,941	$(6,327)
Bay Club	Jacksonville, Florida	7/31/2017	28,300,000	3,321,081	23,879,553	376,064	723,302	(232,980)

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

The following table presents the total revenues, net loss, and acquisition costs of Bay Club, the Company's wholly-owned acquisition during the year ended December 31, 2017:

Year Ended December 31, 2017
Total revenues	$1,231,893
Net loss	(1,158,609)
Acquisition costs	294,313
Acquisition fee	612,331
The following table presents the total revenues, net loss, and acquisition costs of Payne Place, the Company's wholly-owned acquisition during the year ended December 31, 2016:

Year Ended December 31, 2016
Total revenues	$72,119
Net loss	(58,495)
Acquisition costs	75,255
Acquisition fee	52,864

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 6 - RENTAL PROPERTIES, NET
The following table presents the Company's investment in rental properties:

	December 31,
	2017	2016
Land	4,740,979	$1,419,898
Building and improvements	24,923,994	1,018,051
Furniture, fixtures and equipment	256,992	21,317
Construction in progress	13,395	—
	29,935,360	2,459,266
Less: accumulated depreciation	(492,271)	(13,431)
Total rental property, net	$29,443,089	$2,445,835
Depreciation expense for the year ended December 31, 2017 and 2016 was $478,920 and $13,431, respectively.
Loss on disposal of assets: During the year ended December 31, 2017, the Company recorded losses of $186,078 on the disposal of assets, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at December 31, 2017 and 2016 was $321,468 and $27,870, respectively, net of accumulated amortization of $451,775 and $22,071, respectively. The weighted average remaining life of the leases is four months at December 31, 2017.
Amortization for the years ended December 31, 2017 and 2016 was $429,704 and $22,071, respectively. At December 31, 2017, expected amortization for the in-place rental leases for the next 12 months is $321,468 and none thereafter.

NOTE 8 - MORTGAGE NOTES PAYABLE
The following table presents a summary of the Company's mortgage notes payable, net:

	December 31, 2017			December 31, 2016
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,594,507	$(32,126)	$1,562,381	$1,625,000	$(34,166)	$1,590,834
Bay Club	21,520,000	(304,011)	21,215,989	—	—	—
Total	$23,114,507	$(336,137)	$22,778,370	$1,625,000	$(34,166)	$1,590,834

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(4)	$6,948	$1,933
Bay Club	8/1/2024	3.43%	(2)(3)	61,929	40,667

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.

(2)	Variable rate based on one-month LIBOR of 1.56% (at December 31, 2017) plus 1.87%, with a maximum interest rate of 5.75%.

(3)	Monthly interest-only payment currently required.

(4)	RAI co-guarantees this loan with the Company. See Note 9 for more details.
Both mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a period of the term.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending December 31, and thereafter:

2018	$34,271
2019	171,282
2020	453,885
2021	471,891
2022	488,442
Thereafter	21,494,736
$23,114,507
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the year ended December 31, 2017 and 2016, amortization of deferred financing costs of $22,314 and $2,775, respectively, was included in interest expense. The amortization during the year ended December 31, 2016 related to the fully repaid bridge loan to the Advisor. Accumulated amortization at December 31, 2017 and 2016 was $22,314 and $2,775, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter:

2018	$49,960
2019	49,851
2020	49,149
2021	47,967
2022	46,882
Thereafter	92,328
$336,137

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
DECEMBER 31, 2017

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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2017, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $6.2 million.
The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the approval of the Conflicts Committee of the Company's board of directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital reserves allocated, or the amount funded by the Company to acquire or originate loans, including acquisition expenses and any debt attributable to such investments.
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
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds if the Company raises less than $500.0 million in the primary offering and 2.5% of gross offering proceeds if the Company raises $500.0 million or more in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred approximately $104,266 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.
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
Relationship with the Manager
The Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At December 31, 2017 and 2016, the Advisor owes the Company $4,192 and $1,041, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
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
Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally pays Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally pays Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Prior to July 3, 2017, the Company generally paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
Distribution and shareholder servicing fee. Resource Securities is paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%. Resource Securities is also paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class R common stock sold in the primary offering.  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company’s transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through the distribution reinvestment plan).
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.  Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

insured limits could have a material adverse effect on the Company's financial condition and operating results. During the year ended December 31, 2017, the Company paid $7,591 into the insurance pools.
General liability loss pool. The Company's properties also participated in a general liability pool with other properties directly and indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly and indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.
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
The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $1,079 for a zoning report in connection with its acquisition of Bay Club during the year ended December 31, 2017.
The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid $70,000 in insurance premiums during the year ended December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	December 31,
	2017	2016
Due from related parties:
Advisor	$4,192	$1,041
RAI and affiliate - insurance funds held in escrow	379	1,311
	$4,571	$2,352

Due to related parties:
Advisor:
Acquisition-related reimbursements	6,533	14,050
Asset management fees	—	2
Organization and offering costs	6,167,941	2,848,317
Operating expense reimbursements (including prepaid expenses)	1,810,658	682,661
	7,985,132	3,545,030
Manager:
Property management fees	10,800	—
Operating expense reimbursements	3,592	—
	14,392	—
RAI:
Internal audit fee	3,500	8,250
Operating expense reimbursements	6,625	—
	10,125	8,250
Resource Securities:
Selling commissions and dealer-manager fees	22,720	10,363
Distribution and shareholder servicing fee	989,515	53,015
	1,012,235	63,378

Other:	—	55

	$9,021,884	$3,616,713

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Years Ended December 31,
	2017	2016
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$641,193	$67,064
Asset management fees (2)	159,803	9,844
Debt financing fees (3)	107,600	10,900
Interest expense (4)	—	2,921
Organization and offering costs (5)	3,319,624	2,848,317
Operating expense reimbursement (6)	660,219	196,292

Manager:
Property management fees (2)	$55,630	$—
Construction management fees (7)	1,517	—
Operating expense reimbursements (8)	24,858	—

RAI:
Internal audit fee (6)	$13,250	$8,250

Resource Securities:
Selling commissions and dealer-manager fees (9)	$1,709,990	$186,757
Distribution and shareholder servicing fee (9)	1,022,047	53,702

Other:
The Planning & Zoning Resource Company (1)	$1,079	$1,495

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.

(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.

(3)	Included in Mortgage notes payable on the consolidated balance sheets.

(4)	Included in Interest expense on the consolidated statements of operations and comprehensive loss.

(5)	Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(6)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.

(7)	Included in Rental properties, net on the consolidated balance sheets.

(8)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.

(9)	Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 10 - EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows:

	Years Ended December 31,
	2017	2016
Net loss	$(3,131,845)	$(776,247)
Less: Class A common stock cash distributions declared	253,708	35,177
Less: Class T common stock cash distributions declared	332,545	5,901
Less: Class R common stock cash distributions declared	396,088	—
Less: Class I common stock cash distributions declared	11,330	—
Undistributed net loss attributable to common stockholders	$(4,125,516)	$(817,325)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(1,257,702)	$(744,575)
Class A common stock cash distributions declared	253,708	35,177
Net loss attributable to Class A common stockholders	$(1,003,994)	$(709,398)
Net loss per Class A common share, basic and diluted	$(1.79)	$(4.50)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	560,110	157,726

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(1,756,053)	$(72,750)
Class T common stock cash distributions declared	332,545	5,901
Net loss attributable to Class T common stockholders	$(1,423,508)	$(66,849)
Net loss per Class T common share, basic and diluted	$(1.82)	$(4.34)
Weighted-average number of Class T common shares outstanding, basic and diluted	782,047	15,411

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(1,073,411)	$—
Class R common stock cash distributions declared	396,088	—
Net loss attributable to Class R common stockholders	$(677,323)	$—
Net loss per Class R common share, basic and diluted	$(1.42)	$—
Weighted-average number of Class R common shares outstanding, basic and diluted	478,037	—

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(38,350)	$—
Class I common stock cash distributions declared	11,330	—
Net loss attributable to Class I common stockholders	$(27,020)	$—
Net loss per Class I common share, basic and diluted	$(1.58)	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	17,079	—

(1)	Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of December 31, 2017, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of December 31, 2017, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

At December 31, 2017, shares of the company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	2,049,713	$19,508,566	35,985	$327,820
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	7,687	73,793	15,735	143,020	8,295	75,823	133	1,187
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total at December 31, 2017	621,754	$5,875,269	1,081,226	$10,086,485	2,058,008	$19,584,389	36,118	$329,007

(1)	Includes 222,222 of Class A shares issued to RAI.
Distributions
Cash Distributions
During the year ended December 31, 2017, the Company's board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 31, 2017 through March 29, 2018, which were paid or will be paid on April 28, 2017, May 31, 2017, June 30, 2017, July 31, 2017, August 31, 2017, September 29, 2017, October 31, 2017, November 30, 2017, December 29, 2017, January 31, 2018, February 28, 2018, and April 2, 2018.
The distributions declared for the periods from March 31, 2017 through July 30, 2017 were calculated based on stockholders of record each day during these periods at a rate of (i) 0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
The distributions declared for the periods from July 31, 2017 through March 29, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The following table presents information regarding the Company's distributions declared and paid to stockholders during the year ended December 31, 2017:

	Class A	Class T	Class R	Class I	Total
Distributions declared	$253,708	$332,545	$396,088	$11,330	$993,671

Distributions reinvested in shares of common stock paid	70,500	141,933	75,823	1,187	289,443
Cash distributions paid	122,557	79,359	68,184	5,425	275,525
Total distributions paid	$193,057	$221,292	$144,007	$6,612	$564,968
At December 31, 2017, the Company had accrued $453,877 for the cash distributions paid on January 31, 2018, February 28, 2018, and April 2, 2018, which is reported in distributions payable in the consolidated balance sheet.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Stock Dividends
On February 22, 2017, the Company's board of directors authorized a stock dividend, in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on March 31, 2017. On April 25, 2017, the Company's board of directors authorized a stock dividend, in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on July 1, 2017. The stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued the stock dividends on April 13, 2017 and July 14, 2017, respectively.

NOTE 12 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its financial investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature. The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
During the year ended December 31, 2017, derivatives (interest rate caps) of $14,600 were acquired in conjunction with the acquisition of Bay Club. Derivatives are reported at fair value in the consolidated balance sheets and are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2).
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$3,408	$—	$3,408

December 31, 2016
Assets:
Interest rate caps	$—	$—	$—	$—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The carrying and fair values of the Company’s mortgage notes payable- outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at December 31, 2017 and 2016, were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$23,114,507	$22,236,396	$1,625,000	$1,625,000
The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At December 31, 2017, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the mortgage obtained (Level 3).

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with the Bay Club Mortgage Loan. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At December 31, 2017, the Company estimates that an additional $143 will be reclassified as an increase to interest expense over the next 12 months.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

At December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Date
Interest rate cap	1	$21,520,000	August 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the consolidated balance sheets at December 31, 2017 and 2016:

Asset Derivatives				Liability Derivatives
December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$3,408	N/A	$—	N/A	$—	N/A	$—

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
Operating expenses for the four fiscal quarters ended December 31, 2017 exceeded the charter imposed limitation; however, the Conflicts Committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this report and determined that there have been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:
On March 22, 2018, the Company purchased Tramore Village Apartments, a 324 unit multifamily apartment complex in Austell, Georgia for $44.4 million. The seller was an unaffiliated third party. In conjunction with the purchase, the Company entered into a $32.6 million mortgage on the property.
On March 28, 2018, the Company's board of directors authorized a cash distribution on the outstanding shares of all classes of common stock based on daily record dates for the period from March 30, 2018 through June 28, 2018, which the Company expects to pay on April 30, 2018, May 31, 2018, and June 29, 2018. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.001434521 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.
On March 28, 2018, the Company's board of directors made the determination to extend the primary portion of this offering to April 27, 2019.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017

Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition		Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Building and Land Improvements	Improvements Carrying Costs		Building and Land Improvements, Total
Real estate owned:
Residential
Alexandria, Virginia	$1,594,507	$2,450,059	$25,376		$2,475,435	$(56,144)	1950	8/19/2016	3 - 27.5 years
Residential
Jacksonville, Florida	21,520,000	27,576,698	(116,773)	(1)	27,459,925	$(436,127)	1990	7/31/2017	3 - 27.5 years
	$23,114,507	$30,026,757	$(91,397)		$29,935,360	$(492,271)

	December 31,
	2017	2016
Investments in real estate:
Balance, beginning of period	$2,459,266	$—
Acquisitions	27,576,698	2,450,059
Improvements, etc.	85,554	9,207
Disposals during the period	(186,158)	—
Balance, end of period	$29,935,360	$2,459,266

Accumulated Depreciation:
Balance, beginning of period	$(13,431)	$—
Depreciation	(478,920)	(13,431)
Disposals during the period	80	—
Balance, end of period	$(492,271)	$(13,431)

(1)	Due to recorded losses on the disposal of appliances that exceeded additions.

(Back to Index)