Form 10-Q
period 2018-03-31
Resource Apartment REIT III, Inc.
filed 2018-05-10
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 8, 2018, there were 626,008 outstanding shares of Class A common stock, 1,089,748 outstanding shares of Class T common stock, 3,746,324 outstanding shares of Class R common stock and 128,881 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities LLC (our "Dealer Manager") and other entities affiliated with Resource Real Estate, LLC (our "Sponsor"). As a result, these individuals face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$74,204,983	$29,443,089
Identified intangible assets, net	992,658	321,468
Total investments	75,197,641	29,764,557

Cash	20,888,893	23,752,810
Restricted cash	635,509	192,064
Subtotal- cash and restricted cash	21,524,402	23,944,874
Tenant receivables, net	2,591	2,138
Due from related parties	60,617	4,571
Subscriptions receivable	452,500	413,084
Prepaid expenses and other assets	254,760	188,332
Deferred offering costs	5,867,280	5,409,942
Total assets	$103,359,791	$59,727,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$54,998,525	$22,778,370
Accounts payable and accrued expenses	310,227	257,060
Accrued real estate taxes	182,204	—
Due to related parties	10,281,343	9,021,884
Tenant prepayments	45,199	21,078
Security deposits	136,702	62,724
Distributions payable	732,144	453,877
Total liabilities	$66,686,344	$32,594,993

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 624,078 and 621,754 issued and outstanding, respectively	6,241	6,218
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,086,638 and 1,081,226 issued, respectively 1,084,484 and 1,081,226 outstanding, respectively	10,845	10,812
Class R common stock, par value $0.01: 750,000,000 shares authorized, 3,314,097 and 2,058,008 issued and outstanding, respectively	33,141	20,580
Class I common stock, par value $0.01: 75,000,000 shares authorized, 61,380 and 36,118 issued and outstanding, respectively	614	361
Additional paid-in capital	43,261,424	32,323,424
Accumulated other comprehensive loss	(7,153)	(11,192)
Accumulated deficit	(6,632,165)	(5,218,198)
Total stockholders’ equity	$36,673,447	$27,132,505
Total liabilities and stockholders’ equity	$103,359,791	$59,727,498

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$823,181	$49,441
Utilities income	34,473	—
Ancillary tenant fees	5,465	—
Total revenues	863,119	49,441

Expenses:
Rental operating - expenses	136,496	15,286
Rental operating - payroll	79,336	—
Rental operating - real estate taxes	124,203	5,803
Subtotal- rental operating	340,035	21,089
Property management fees	2,017	2,182
Management fees - related parties	135,926	6,727
General and administrative	427,772	302,019
Loss on disposal of assets	2,609	—
Depreciation and amortization expense	562,155	25,307
Total expenses	1,470,514	357,324
Loss before other income (expense)	(607,395)	(307,883)

Other income (expense):
Other income	—	1,500
Interest income	25,922	1,581
Interest expense	(244,682)	(12,941)
Net loss	$(826,155)	$(317,743)

Other comprehensive income:
Designated derivatives, fair value adjustments	4,039	—
Total other comprehensive income	4,039	—
Comprehensive loss	$(822,116)	$(317,743)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Class A common stock:
Net loss attributable to Class A common stockholders	$(114,234)	$(194,860)
Net loss per Class A share, basic and diluted	$(0.18)	$(0.44)
Weighted average Class A common shares outstanding, basic and diluted	622,915	441,671

Class T common stock:
Net loss attributable to Class T common stockholders	$(227,076)	$(122,883)
Net loss per Class T share, basic and diluted	$(0.21)	$(0.45)
Weighted average Class T common shares outstanding, basic and diluted	1,083,964	275,347

Class R common stock:
Net loss attributable to Class R common stockholders	$(478,720)	$—
Net loss per Class R share, basic and diluted	$(0.18)	$—
Weighted average Class R common shares outstanding, basic and diluted	2,706,360	—

Class I common stock:
Net loss attributable to Class I common stockholders	$(6,125)	$—
Net loss per Class I share, basic and diluted	$(0.12)	$—
Weighted average Class I common shares outstanding, basic and diluted	49,903	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount
	Shares				Amount
Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	1,245,105	25,192	—	—	12,451	252	—	—	12,068,991	—	—	12,081,694
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,284,836)	—	—	(1,284,836)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(587,812)	(587,812)
Common stock issued through distribution reinvestment plan	2,324	5,412	10,984	70	23	54	110	1	—	—	172,330	—	—	172,518
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,039	—	4,039
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(826,155)	(826,155)
Share redemptions	—	(2,154)	—	—	—	(21)	—	—	—	—	(18,485)	—	—	(18,506)
Balance, at March 31, 2018	624,078	1,084,484	3,314,097	61,380	$6,241	$10,845	$33,141	$614	50,000	$500	$43,261,424	$(7,153)	$(6,632,165)	$36,673,447

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(826,155)	$(317,743)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	2,609	—
Depreciation and amortization	562,155	25,307
Amortization of deferred financing costs	13,899	328
Changes in operating assets and liabilities:
Tenant receivable, net	(453)	788
Due from related parties	(56,046)	(990)
Prepaid expenses and other assets	(8,044)	(15,234)
Due to related parties	246,800	328,802
Accounts payable and accrued expenses	82,744	(25,090)
Tenant prepayments	19,514	—
Security deposits	2,778	3,101
Net cash provided by (used in) operating activities	39,801	(731)

Cash flows from investing activities:
Property acquisitions	(12,859,966)	—
Capital expenditures	(339,601)	(5,421)
Net cash used in investing activities	(13,199,567)	(5,421)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,313,571	3,874,338
Redemptions of common stock	(18,506)	—
Payments on borrowings	(8,469)	(5,480)
Payment of deferred financing costs	(410,275)	—
Distributions paid on common stock	(137,027)	(16,429)
Net cash provided by financing activities	10,739,294	3,852,429

Net (decrease) increase in cash	(2,420,472)	3,846,277
Cash and restricted cash at beginning of period	23,944,874	3,359,269
Cash and restricted cash at end of period	$21,524,402	$7,205,546

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). The Company’s primary offering will close on April 27, 2019. Through July 2, 2017, the Company offered shares of Class A and Class T common stock at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering and commenced offering shares of Class R and Class I common stock.
The initial price per share for each class of shares of the Company's common stock as of March 31, 2018 was as follows:

	Class A	Class T	Class R	Class I
Initial Offering Price	$—	$—	$9.52	$9.13
Initial Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90
The Company will determine its net asset value ("NAV") per share no later than June 30, 2018 (the "NAV Pricing Date"). Commencing on the NAV Pricing Date, the Company will offer Class R and Class I shares in the primary offering at a price equal to the NAV per share for Class R and Class I shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the date of any subsequent NAV pricing, it will offer Class A, Class T, Class R and Class I shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV Pricing Date and further adjust the per share price in the primary offering and DRIP accordingly. As of March 31, 2018, the Company has raised aggregate offering proceeds of approximately $47.7 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 3,294,818 Class R shares and 61,177 Class I shares of common stock.
Resource REIT Advisor, LLC (the "Advisor"), an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in the offering. On August 5, 2016, the Advisor exchanged 5,000 shares of Class A common stock for 50,000 shares of convertible stock. Under limited circumstances, these shares may be converted into shares of the Company's Class A common stock satisfying the Company's obligation to pay the Advisor an incentive fee and diluting its other stockholders’ interest in the Company.
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
The Company’s objective is to take advantage of Resource Real Estate, LLC’s (the "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. At March 31, 2018, the Company owned three apartment properties located in Alexandria, Virginia, Jacksonville, Florida, and Austell, Georgia.
The Company intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with the filing of the tax return for its taxable year ended December 31, 2017, which will occur no later than October 15, 2018. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, once qualified as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
RRE Tramore Village Holdings, LLC	324	Austell, GA
	555
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
Concentration of Risk
As of March 31, 2018, two of the Company's three properties represented 98% of the Company's real estate assets. As a result, the geographic concentration of the Company's portfolio makes it susceptible to adverse economic developments in both the Jacksonville, Florida and Atlanta, Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15 and the adoption did not have a material effect on its consolidated financial statements and disclosures.
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18. As a result of adopting the new guidance, $3,867 of restricted cash, which was previously included as operating cash outflows within the consolidated statements of cash flows for the three months ended March 31, 2017, has been removed and is now included in the cash and restricted cash line items at the beginning and the end of period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, the Company adopted ASU No. 2017-01. Upon adoption, the Company evaluated its acquisition of Tramore Village and concluded that it did not meet the definition of a business. Therefore, the purchase of Tramore Village was accounted for as an asset acquisition, resulting in approximately $1.2 million of capitalized acquisition costs. Acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss prior to the adoption of this guidance. Upon adoption of this guidance, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values.
 Accounting Standards Issued But Not Yet Effective
In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU No. 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have instruments subject to this guidance at March 31, 2018.
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
Real Estate Investments
The Company records acquired real estate at fair value on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company anticipates the estimated useful lives of its assets by class as follows:

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three months ended March 31, 2018 and 2017.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both March 31, 2018 and December 31, 2017.
Allocation of Purchase Price of Acquired Assets
On January 1, 2018, the Company adopted ASU 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.
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
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are determined by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
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
MARCH 31, 2018
(unaudited)

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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $3.6 million and $76,000 for the 12 month periods ending March 31, 2019 and 2020, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer.  The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At March 31, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $0 and $370, respectively.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with the filing of the tax return for its taxable year ended December 31, 2017, which will occur no later than October 15, 2018. Accordingly, once qualified as a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At March 31, 2018 and December 31, 2017, the Company did not treat any of its subsidiaries as a TRS.
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
Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 11) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2018 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits.
In accordance with the FASB Accounting Standards Codification ("ASC") 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class T common stock, Class R common stock and Class I common stock during the periods presented (see Note 10).
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
On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and April 30, 2020 for operating expenses.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through March 31, 2018, the Company has charged approximately $1.0 million to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At March 31, 2018, the Advisor has advanced approximately $6.9 million of these costs on behalf of the Company, of which approximately $5.9 million has been deferred at March 31, 2018.
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
The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $489,717 for the full five year period at March 31, 2018 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $89,101 cumulatively through March 31, 2018. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $940,808 at March 31, 2018 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $73,871 cumulatively through March 31, 2018. The total accrual of approximately $1.3 million is included in due to related parties on the Company's consolidated balance sheet at March 31, 2018.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
    The following table presents the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2018	2017
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$681,443	$846,829
Offering costs payable to third parties	49,705	40,528
Cash distributions on common stock declared but not yet paid	732,144	11,084
Stock issued from distribution reinvestment plan	172,518	11,092
Stock dividend issued	—	90,486
Subscriptions receivable	452,500	—
Escrow deposits funded directly by mortgage notes payable	243,637	—

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	32,381,363	—

Cash paid during the year for:
Interest	$225,279	$8,416

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	March 31, 2018	December 31, 2017
Real Estate Taxes	$290,673	$32,115
Insurance	21,241	8,227
Capital Improvements	323,595	151,722
Total	$635,509	$192,064
In addition, the Company designated unrestricted cash for capital expenditures of approximately $5.9 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 - ACQUISITIONS
At March 31, 2018, the Company owned interests in three properties. On March 22, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Austell, Georgia ("Tramore Village"). Tramore Village, constructed in 1999, contains 324 units plus amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. Tramore Village encompasses 348,804 rentable square feet. At March 31, 2018, Tramore Village was 93% leased.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of Tramore Village, the Company's acquired property during the three months ended March 31, 2018:

	Contract Purchase Price	Acquisition Fee	Acquisition Costs	Total Real Estate, Cost
Land	$6,549,731	$144,847	$34,503	$6,729,081
Building and Improvements	36,220,010	801,006	190,800	37,211,816
Furniture, fixtures and equipment	654,973	14,485	3,450	672,908
Intangible Assets	925,286	20,463	4,874	950,623
	$44,350,000	$980,801	$233,627	$45,564,428

NOTE 6 - RENTAL PROPERTIES, NET
The following table presents the Company's investment in rental properties:

	March 31, 2018	December 31, 2017
Land	$11,470,060	$4,740,979
Building and improvements	62,297,149	24,923,994
Furniture, fixtures, and equipment	1,022,525	256,992
Construction in progress	189,958	13,395
	74,979,692	29,935,360
Less: accumulated depreciation	(774,709)	(492,271)
Total rental property, net	$74,204,983	$29,443,089
Depreciation expense for the three months ended March 31, 2018 and 2017 was $282,722 and $10,325, respectively.
Loss on disposal of assets: During the three months ended March 31, 2018, the Company recorded losses of $2,609 on the disposal of assets, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at March 31, 2018 and December 31, 2017 was $992,658 and $321,468, respectively, net of the accumulated amortization of $731,208 and $451,775, respectively. At March 31, 2018, the weighted average remaining life of the rental leases was five months.
Amortization for the three months ended March 31, 2018 and 2017 was $279,433 and $14,982, respectively. At March 31, 2018, expected amortization for the in-place rental leases for the next 12 months is $992,658 and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,586,038	$(31,646)	$1,554,392	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(292,162)	21,227,838	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(408,705)	32,216,295	—	—	—
Total	$55,731,038	$(732,513)	$54,998,525	$23,114,507	$(336,137)	$22,778,370

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,084
Bay Club	8/1/2024	3.75%	(2)(4)	67,912	41,560
Tramore Village	4/1/2025	3.68%	(3)(4)	99,540	36,537

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)    Variable rate based on one-month LIBOR of 1.88% (at March 31, 2018) plus 1.87%, with a maximum interest rate of 5.75%.
(3)     Variable rate based on one-month LIBOR of 1.88% (at March 31, 2018) plus 1.80%, with a maximum interest rate of 6.25%.
(4)    Monthly interest-only payment currently required.
(5)    RAI co-guarantees this loan with the Company. See Note 9 for more details.

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a period of the term.
On March 22, 2018, the Company, through a wholly owned subsidiary, entered into a seven-year, $32.6 million secured mortgage loan with Berkadia Commercial Mortgage LLC, an unaffiliated lender, secured by Tramore Village (the "Tramore Village Mortgage Loan"). The Tramore Village Mortgage Loan matures on April 1, 2025. The Tramore Village Mortgage Loan bears interest at a rate of LIBOR plus 1.80%, with a maximum interest rate of 6.25%. Monthly payments are interest only for the first 36 months.
Beginning on May 1, 2021, the Company will pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Tramore Village Mortgage Loan in full at any time (1) after April 1, 2019 and until December 31, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after December 31, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Tramore Village Mortgage Loan are guaranteed by the Company.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending March 31, and thereafter:

2019	$34,538
2020	262,492
2021	437,818
2022	1,014,345
2023	1,102,206
Thereafter	52,879,639
$55,731,038

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2018 and 2017, amortization of deferred financing costs of $13,899 and $328, respectively, was included in interest expense. Accumulated amortization at March 31, 2018 and December 31, 2017 was $38,988 and $22,314, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter:

2019	$109,573
2020	109,638
2021	108,386
2022	106,823
2023	104,596
Thereafter	193,497
$732,513

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Relationship with the Advisor
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the advisory agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor or its affiliates acting on behalf of the Advisor, are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2018, the Company renewed the advisory agreement with the Advisor through April 27, 2019. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2018 except that it includes the amendment described below.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At March 31, 2018, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $6.8 million.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

The advisory agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the approval of the Conflicts Committee of the Company's board of directors. Under the advisory agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire or originate loans, including acquisition expenses and any debt attributable to such investments.
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
On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and April 30, 2020 for operating expenses.
Relationship with Resource Apartment Manager III, LLC
The Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At March 31, 2018 and December 31, 2017, the Advisor owed the Company $4,875 and $4,192, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
Construction management fees. The Manager earns a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to a property.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

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
Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally pays Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally pays Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Prior to July 3, 2017, the Company generally paid Resource Securities selling commissions up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. Resource Securities allows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.
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
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.   Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2018, the Company paid $40,985 into the property loss insurance pool.
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
MARCH 31, 2018
(unaudited)

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
The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $1,980 for a zoning report in connection with its acquisition of Tramore Village during the three months ended March 31, 2018.
The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	March 31, 2018	December 31, 2017
Due from related parties:
Advisor	$26,425	$4,192
RAI and affiliate - insurance funds held in escrow	34,192	379
	$60,617	$4,571
Due to related parties:
Advisor:
Acquisition-related reimbursements	$—	$6,533
Asset management fees	40,908	—
Organization and offering costs	6,849,384	6,167,941
Operating expense reimbursements (including prepaid expenses)	2,063,146	1,810,658
	8,953,438	7,985,132
Manager:
Property management fees	16,303	10,800
Operating expense reimbursements	8,662	3,592
	24,965	14,392
RAI:
Internal audit fee	—	3,500
Operating expense reimbursements	10,499	6,625
	10,499	10,125
Resource Securities:
Selling commissions and dealer-manager fees	24,888	22,720
Distribution and shareholder servicing fee	1,267,553	989,515
	1,292,441	1,012,235

	$10,281,343	$9,021,884

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended March 31,
	2018	2017
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition-related reimbursements (1)	$1,018,719	$—
Asset management fees (2)	98,208	6,727
Debt financing fees (3)	163,125	—
Organization and offering costs (4)	681,443	846,774
Operating expense reimbursement (5)	252,488	151,678

Manager:
Property management fees (2)	$37,718	$—
Construction management fees (1)	15,848	—
Operating expense reimbursements (6)	3,188	—

RAI:
Internal audit fee (5)	$3,500	$—

Resource Securities:
Selling commissions and dealer-manager fees (7)	$654,136	$232,519
Distribution and shareholder servicing fee (7)	354,776	152,155

Other:
The Planning & Zoning Resource Company (1)	$1,980	$—

(1)     Included in Rental properties, net on the consolidated balance sheets.
(2)    Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)    Included in Mortgage notes payable on the consolidated balance sheets.

(4)	Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.

(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)    Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

NOTE 10 - EARNINGS PER SHARE
The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net loss	$(826,155)	$(317,743)
Less: Class A common stock cash distributions declared	83,112	7,691
Less: Class T common stock cash distributions declared	116,334	3,393
Less: Class R common stock cash distributions declared	378,681	—
Less: Class I common stock cash distributions declared	9,685	—
Undistributed net loss attributable to common stockholders	$(1,413,967)	$(328,827)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(197,346)	$(202,551)
Class A common stock cash distributions declared	83,112	7,691
Net loss attributable to Class A common stockholders	$(114,234)	$(194,860)
Net loss per Class A common share, basic and diluted	$(0.18)	$(0.44)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	622,915	441,671

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(343,410)	$(126,276)
Class T common stock cash distributions declared	116,334	3,393
Net loss attributable to Class T common stockholders	$(227,076)	$(122,883)
Net loss per Class T common share, basic and diluted	$(0.21)	$(0.45)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,083,964	275,347

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(857,401)	$—
Class R common stock cash distributions declared	378,681	—
Net loss attributable to Class R common stockholders	$(478,720)	$—
Net loss per Class R common share, basic and diluted	$(0.18)	$—
Weighted-average number of Class R common shares outstanding, basic and diluted	2,706,360	—

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(15,810)	$—
Class I common stock cash distributions declared	9,685	—
Net loss attributable to Class I common stockholders	$(6,125)	$—
Net loss per Class I common share, basic and diluted	$(0.12)	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	49,903	—

(1)	Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At March 31, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At March 31, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
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
Common Stock
The Company’s charter authorizes the issuance of 1 billion shares of common stock with a par value of $0.01 per share, of which, the Company has allocated 750 million shares as Class R common stock, 75 million shares as Class I common stock, 25 million shares as Class A common stock and 25 million shares as Class T common stock. 125 million shares of the Company's $0.01 par value common stock remain undesignated. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock and commenced the offering of Class R and Class I common stock in its primary offering.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

At March 31, 2018, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	3,294,818	$31,360,259	61,177	$557,820
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	10,011	96,099	21,147	192,223	19,279	176,209	203	1,809
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	624,078	$5,897,575	1,086,638	$10,135,688	3,314,097	$31,536,468	61,380	$559,629
Shares redeemed and retired	—		(2,154)		—		—
Total shares outstanding at March 31, 2018	624,078		1,084,484		3,314,097		61,380

(1)    Includes 222,222 of Class A shares issued to RAI.

Redemptions
During the three months ended March 31, 2018, the Company redeemed shares of its outstanding Class T common stock as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	2,154	$8.59
2,154
All redemptions requests tendered were honored during the three months ended March 31, 2018.
The Company will not redeem in excess of 5% of number of shares of common stock outstanding on December 31 of the previous calendar year. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
The Company's board of directors, in its sole discretion, may suspend, terminate or amend the Company's share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in the Company's best interest. The Company's board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

Distributions
Cash Distributions
During the three months ended March 31, 2018, the Company's board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 30, 2018 through June 28, 2018, which were or will be paid on April 30, 2018, May 31, 2018, and June 29, 2018. The distributions declared for this period were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The following table presents information regarding the Company's distributions declared and paid to stockholders during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Class A	Class T	Class R	Class I	Total
Distributions declared	$83,112	$116,334	$378,681	$9,685	$587,812

Distributions reinvested in shares of common stock paid	$22,306	$49,203	$100,387	$622	$172,518
Cash distributions paid	33,725	28,394	71,677	3,231	137,027
Total distributions paid	$56,031	$77,597	$172,064	$3,853	$309,545
At March 31, 2018, the Company had accrued $732,144 for the cash distributions paid or to be paid on April 2, 2018, April 30, 2018, May 31, 2018, and June 29, 2018, which is reported in distributions payable in the consolidated balance sheet.
Stock Dividends
On October 7, 2016, the Company's board of directors authorized a stock dividend in the amount of 0.005 shares of common stock to all common stockholders of record as of the close of business on December 31, 2016. On February 22, 2017, the Company's board of directors authorized a stock dividend, in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on March 31, 2017. On April 25, 2017, the Company's board of directors authorized a stock dividend in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on July 1, 2017. The stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued the stock dividends on January 13, 2017, April 13, 2017, and July 14, 2017, respectively.

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
MARCH 31, 2018
(unaudited)

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
During the three months ended March 31, 2018, derivatives (interest rate caps) of $28,500 were acquired in conjunction with the acquisition of Tramore Village. Derivatives are reported at fair value in the consolidated balance sheets and are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2).
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Interest rate caps	$—	$35,947	$—	$35,947

December 31, 2017
Assets:
Interest rate caps	$—	$3,408	$—	$3,408
The carrying and fair values of the Company’s mortgage notes payable - outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$55,731,038	$55,499,776	$23,114,507	$22,236,396
The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturities.

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
MARCH 31, 2018
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three months ended March 31, 2018 and 2017, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At March 31, 2018, the Company estimates that an additional $1,028 will be reclassified as an increase to interest expense over the next 12 months.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at March 31, 2018 and December 31, 2017:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
March 31, 2018	Interest rate cap	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2017	Interest rate cap	1	$21,520,000	August 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2018 and December 31, 2017:

Asset Derivatives				Liability Derivatives
March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$35,947	Prepaid expenses and other assets	$3,408	—	$—	N/A	$—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2018
(unaudited)

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
Operating expenses for the four fiscal quarters ended March 31, 2018 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS
On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and April 30, 2020 for operating expenses. The advisory agreement amendment is effective as of March 31, 2018. Also, on April 13, 2018, the advisory agreement between the Company and the Advisor, as amended was renewed, which is effective April 28, 2018 through April 27, 2019. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2018 except that it includes the amendment described above.
On April 20, 2018, the Company broke escrow with respect to the $50.0 million minimum offering requirement for Pennsylvania investors.
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
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2017. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are not able to raise a substantial amount of offering proceeds, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource REIT Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.

Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At March 31, 2018, we owned three multifamily properties. As such, we had limited operating results during the three months ended March 31, 2018 and 2017.
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

(Back to Index)

The following table sets forth the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$823,181	$49,441
Utilities income	34,473	—
Ancillary tenant fees	5,465	—
Total revenues	863,119	49,441

Expenses:
Rental operating - expenses	136,496	15,286
Rental operating - payroll	79,336	—
Rental operating - real estate taxes	124,203	5,803
Subtotal- rental operating	340,035	21,089
Property management fees	2,017	2,182
Management fees - related parties	135,926	6,727
General and administrative	427,772	302,019
Loss on disposal of assets	2,609	—
Depreciation and amortization expense	562,155	25,307
Total expenses	1,470,514	357,324
Loss before other income (expense)	(607,395)	(307,883)

Other income (expense):
Other income	—	1,500
Interest income	25,922	1,581
Interest expense	(244,682)	(12,941)
Net loss	$(826,155)	$(317,743)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$823,181	$—	$823,181	$49,441	$—	$49,441
Utility income	34,473	—	34,473	—	—	—
Ancillary tenant fees	5,465	—	5,465	—	—	—
Total revenues	863,119	—	863,119	49,441	—	49,441

Expenses:
Rental operating - expenses	136,496	—	136,496	15,286	—	15,286
Rental operating - payroll	78,066	1,270	79,336	—	—	—
Rental operating - real estate taxes	124,203	—	124,203	5,803	—	5,803
Subtotal- rental operating	338,765	1,270	340,035	21,089	—	21,089
Property management fees	2,017	—	2,017	2,182	—	2,182
Management fees - related parties	37,718	98,208	135,926	—	6,727	6,727
General and administrative	20,442	407,330	427,772	948	301,071	302,019
Loss on disposal of assets	2,609	—	2,609	—	—	—
Depreciation and amortization expense	562,155	—	562,155	25,307	—	25,307
Total expenses	963,706	506,808	1,470,514	49,526	307,798	357,324
Loss before other income (expense)	(100,587)	(506,808)	(607,395)	(85)	(307,798)	(307,883)

Other income (expense):
Other income	—	—	—	1,500	—	1,500
Interest income	170	25,752	25,922	42	1,539	1,581
Interest expense	(244,682)	—	(244,682)	(12,941)	—	(12,941)
Net loss	$(345,099)	$(481,056)	$(826,155)	$(11,484)	$(306,259)	$(317,743)
Total revenues
Total revenues for the three months ended March 31, 2018 increased by approximately $814,000 as compared to the three months ended March 31, 2017 due to three properties owned at March 31, 2018 as compared to one property owned at March 31, 2017.
Rental operating - expenses, payroll, and real estate taxes
Rental operating - expenses, payroll, and real estate taxes expense for the three months ended March 31, 2018 increased by approximately $319,000 as compared to the three months ended March 31, 2017 due to three properties owned at March 31, 2018 as compared to one property owned at March 31, 2017.
Management fees - related parties
Management fees - related parties expense for the three months ended March 31, 2018 increased by approximately $129,000 as compared to the three months ended March 31, 2017 due to two properties managed by related parties at March 31, 2018 as compared to none at March 31, 2017. Additionally, there was an increase in asset management fees paid to the Advisor due to the acquisition of two additional properties.

(Back to Index)

General and administrative
General and administrative expense for the three months ended March 31, 2018 increased by approximately $126,000 as compared to the three months ended March 31, 2017 due to increases of payroll expense allocated from the Advisor, professional fees, and software costs related to internal and external reporting.
Loss on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2018 was approximately $3,000 due to the replacement of appliances at our rental properties in conjunction with unit upgrades. During the three months ended March 31, 2017, we did incur any such costs.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2018 increased by approximately $537,000 as compared to the three months ended March 31, 2017 due to three properties owned at March 31, 2018, with net asset values of approximately $75.2 million as compared to one property owned at March 31, 2017, with a net asset value of $2.5 million.
Interest expense
Interest expense for the three months ended March 31, 2018 increased by approximately $232,000 as compared to the three months ended March 31, 2017 due to three properties owned at March 31, 2018, which secured debt totaling approximately $55.0 million, as compared to one property owned at March 31, 2017, which secured debt totaling approximately $1.6 million.

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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of March 31, 2018, we have purchased three properties using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of March 31, 2018, we have raised approximately $47.7 million in our public offering.
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

(Back to Index)

(Back to Index)

Capital Expenditures
We deployed a total of $339,601 during the three months ended March 31, 2018 for capital expenditures:

Multifamily Community	Capital deployed during three months ended March 31, 2018	Remaining capital budgeted
Payne Place	$6,100	$43,156
Bay Club	333,501	1,483,263
Tramore Village	—	4,401,047
	$339,601
Gross offering proceeds
At March 31, 2018, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering	586,207	$5,601,476	1,049,996	$9,943,465	3,294,818	$31,360,259	61,177	$557,820
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	10,011	96,099	21,147	192,223	19,279	176,209	203	1,809
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	624,078	$5,897,575	1,086,638	$10,135,688	3,314,097	$31,536,468	61,380	$559,629
Shared redeemed and retired	—		(2,154)		—		—
Total shares outstanding at March 31, 2018	624,078		1,084,484		3,314,097		61,380
Mortgage Debt
The following table presents a summary of our mortgage notes payable, net:

	March 31, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,586,038	$(31,646)	$1,554,392	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(292,162)	21,227,838	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(408,705)	32,216,295	—	—	—
Total	$55,731,038	$(732,513)	$54,998,525	$23,114,507	$(336,137)	$22,778,370
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.
As of March 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 3.69%.
Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without

(Back to Index)

(Back to Index)

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
Organization and Offering Costs
We incur organization and offering costs in pursuit of our capital raise. Our organization and offering costs (other than selling commissions, the dealer manager fees and distribution and shareholder servicing fees) are initially being paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
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
On April 13, 2018, our board of directors approved an amendment to the advisory agreement that provides that we are not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and April 30, 2020 for operating expenses.
A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through March 31, 2018, we have charged approximately $1.0 million to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At March 31, 2018, the Advisor has incurred approximately $6.9 million of these costs on our behalf, of which approximately $5.9 million has been deferred at March 31, 2018.
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

(Back to Index)

(Back to Index)

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
We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $489,717 for the full five year period at March 31, 2018, of which we paid $89,101 cumulatively through March 31, 2018. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $940,808 at March 31, 2018, of which we paid $73,871 cumulatively through March 31, 2018.
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
Operating expenses for the four fiscal quarters ended March 31, 2018 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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

(Back to Index)

(Back to Index)

Distributions
Cash Distributions
For the three months ended March 31, 2018, we declared and paid aggregate distributions, which were paid from debt financing and offering proceeds, as follows:

	Three Months Ended March 31, 2018
	Class A	Class T	Class R	Class I	Total
Distributions declared	$83,112	$116,334	$378,681	$9,685	$587,812

Distributions reinvested in shares of common stock paid	$22,306	$49,203	$100,387	$622	$172,518
Cash distributions paid	33,725	28,394	71,677	3,231	137,027
Total distributions paid	$56,031	$77,597	$172,064	$3,853	$309,545
At March 31, 2018, we had accrued $732,144 for the cash distributions paid or to be paid on April 2, 2018, April 30, 2018, May 31, 2018, and June 29, 2018, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.
Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2018:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by Operating Activities	Total	Per Share(1)	Operating Activities	Offering Proceeds	Debt Financing
							Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$137,027	$172,518	$309,545	$39,801	$587,812	$0.131	$39,801 / 12.9%	- / -	$269,744 / 87.1%

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$.001434521 per day	248,431	227,843	476,274
Three months ended March 31, 2018	$.001434521 per day	172,518	137,027	309,545
		$466,341	$424,076	$890,417

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Our net loss attributable to common stockholders for the three months ended March 31, 2018 was $826,155 and net cash provided by operating activities was $39,801. Our cumulative cash distributions and net loss attributable to common stockholders from inception through March 31, 2018 are $890,417 and approximately $4.7 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating

(Back to Index)

(Back to Index)

activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Stock Dividends
On October 7, 2016, our board of directors authorized a stock dividend in the amount of 0.005 shares of common stock to all common stockholders of record as of the close of business on December 31, 2016. On February 22, 2017, our board of directors authorized a stock dividend, in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on March 31, 2017. On April 25, 2017, our board of directors authorized a stock dividend in the amount of 0.01 shares of common stock to all common stockholders of record as of the close of business on July 1, 2017. The stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend. We issued the stock dividends on January 13, 2017, April 13, 2017, and July 14, 2017, respectively.

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
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives, or IPA. MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses (incurred prior to January 1, 2018, as explained below);

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

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

(Back to Index)

(Back to Index)

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because, prior to January 1, 2018, as explained below, it excluded acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations. Many of the adjustments in arriving at MFFO are not applicable to us. Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under current GAAP, acquisition costs related to business combinations are expensed and are capitalized for asset acquisitions.  Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed.  On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2017-01, and we anticipate that most property acquisitions will be treated as asset acquisitions and the related costs will be capitalized.  Acquisition costs will continue to be funded from both the proceeds of debt financing and the proceeds of property dispositions, not from cash flows from operations.  We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those costs paid to our Advisor or third parties.

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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders - GAAP	$(826,155)	$(317,743)
Depreciation expense	282,722	10,325
FFO attributable to common stockholders	(543,433)	(307,418)
Adjustments for straight-line rents	945	2,724
Amortization of intangible lease assets	279,433	14,982
MFFO attributable to common stockholders	$(263,055)	$(289,712)

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2017 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."
Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:
On April 13, 2018, our board of directors approved an amendment to the advisory agreement that provides that we are not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and April 30, 2020 for operating expenses. The advisory agreement amendment is effective as of March 31, 2018. Also, on April 13, 2018, the advisory agreement between us and our Advisor, as amended was renewed, which is effective April 28, 2018 through April 27, 2019. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2018 except that it includes the amendment described above.

(Back to Index)

(Back to Index)

On April 20, 2018, we broke escrow with respect to the $50.0 million minimum offering requirement for Pennsylvania investors.
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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through June 30, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in our primary offering at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A common stock, $9.09 per share for Class T common stock, $9.14 per share for Class R common stock and $8.90 per share for Class I common stock. As of March 31, 2018, our Advisor has incurred costs on our behalf of approximately $6.9 million.
At March 31, 2018, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 3,294,818 Class R shares and 61,177 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $47.7 million. From the commencement of our public offering through March 31, 2018, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$1,152,509
Dealer manager fees	1,398,373
Distribution and shareholder servicing fee (1)	1,430,525
Other organization and offering costs (2)	1,092,040
Total expenses	$5,073,447

(1)
Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At March 31, 2018, $1,267,553 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At March 31, 2018, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through March 31, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $44.0 million. As of March 31, 2018, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $75.2 million in real estate investments. Of the amount used for the purchase of these investments, approximately $1,646,000 was paid to our Advisor as acquisition fees and approximately $86,000 was paid to other affiliates for acquisition expense reimbursements.
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

(Back to Index)

(Back to Index)

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
During the three months ended March 31, 2018, we redeemed shares of our Class T common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
January 2018	—	—	—	(2)
February 2018	—	—	—	(2)
March 2018	2,154	$8.59	2,154	(2)
	2,154

(1)
All redemptions of equity securities in the three months ended March 31, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended March 31, 2018.

(2)	We currently limit the dollar value and number of shares that may be redeemed under the program as described above.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
3.3
Articles of Amendment (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.4
Articles Supplementary for the Class R shares of common stock  (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.5
Articles Supplementary for the Class I shares of common stock (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.1
Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 27, 2018)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 27, 2018)

10.1
Real Estate Contract by and between Tramore Apartments, LLC and Resource Apartment OP III, LP, dated February 13, 2018 (incorporated by reference to Exhibit No. 10.10 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.2
Multifamily Loan and Security Agreement by and between RRE Tramore Village Holdings, LLC and Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.11 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.3
Multifamily Note by RRE Tramore Village Holdings, LLC in favor of Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.12 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.4
First Amendment to Advisory Agreement by and between Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 13, 2018 (incorporated by reference to Exhibit No. 10.13 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

May 10, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)