Form 10-Q
period 2018-06-30
Resource Apartment REIT III, Inc.
filed 2018-08-10
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-55923

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 8, 2018, there were 629,487 outstanding shares of Class A common stock, 1,098,113 outstanding shares of Class T common stock, 4,993,555 outstanding shares of Class R common stock and 133,274 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$73,626,913	$29,443,089
Identified intangible assets, net	555,808	321,468
Total investments	74,182,721	29,764,557

Cash	30,663,307	23,752,810
Restricted cash	762,602	192,064
Tenant receivables, net	899	2,138
Due from related parties	8,465	4,571
Subscriptions receivable	619,500	413,084
Prepaid expenses and other assets	240,869	188,332
Deferred offering costs	5,534,646	5,409,942
Total assets	$112,013,009	$59,727,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$55,017,315	$22,778,370
Accounts payable and accrued expenses	412,945	257,060
Accrued real estate taxes	352,184	—
Due to related parties	11,355,135	9,021,884
Tenant prepayments	48,749	21,078
Security deposits	148,106	62,724
Distributions payable	697,125	453,877
Total liabilities	$68,031,559	$32,594,993

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 628,238 and 621,754 issued and outstanding, respectively	6,282	6,218
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,097,400 and 1,081,226 issued, respectively 1,095,246 and 1,081,226 outstanding, respectively	10,953	10,812
Class R common stock, par value $0.01: 750,000,000 shares authorized, 4,431,251 and 2,058,008 issued and outstanding, respectively	44,313	20,580
Class I common stock, par value $0.01: 75,000,000 shares authorized, 133,232 and 36,118 issued and outstanding, respectively	1,332	361
Additional paid-in capital	52,724,267	32,323,424
Accumulated other comprehensive loss	(28,462)	(11,192)
Accumulated deficit	(8,777,735)	(5,218,198)
Total stockholders’ equity	$43,981,450	$27,132,505
Total liabilities and stockholders’ equity	$112,013,009	$59,727,498

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$1,721,683	$51,713	$2,544,864	$101,154
Utilities income	79,732	—	114,205	—
Ancillary tenant fees	25,781	—	31,246	—
Total revenues	1,827,196	51,713	2,690,315	101,154

Expenses:
Rental operating - expenses	346,784	13,680	483,280	28,967
Rental operating - payroll	199,196	—	278,532	—
Rental operating - real estate taxes	182,989	5,831	307,192	11,634
Subtotal- rental operating	728,969	19,511	1,069,004	40,601
Acquisition costs	—	83,233	—	83,233
Property management fees	2,344	2,580	4,361	4,762
Management fees - related parties	290,565	6,730	426,491	13,457
General and administrative	527,348	238,385	955,120	540,404
Loss on disposal of assets	3,879	—	6,488	—
Depreciation and amortization expense	1,152,791	23,392	1,714,946	48,698
Total expenses	2,705,896	373,831	4,176,410	731,155
Loss before other income (expense)	(878,700)	(322,118)	(1,486,095)	(630,001)

Other income (expense):
Other income	—	—	—	1,500
Interest income	44,292	3,903	70,214	5,484
Interest expense	(554,042)	(13,039)	(798,724)	(25,980)
Net loss	$(1,388,450)	$(331,254)	$(2,214,605)	$(648,997)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(21,309)	—	(17,270)	—
Total other comprehensive loss	(21,309)	—	(17,270)	—
Comprehensive loss	$(1,409,759)	$(331,254)	$(2,231,875)	$(648,997)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Class A common stock:
Net loss attributable to Class A common stockholders	$(154,200)	$(140,820)	$(272,603)	$(323,547)
Net loss per Class A share, basic and diluted	$(0.25)	$(0.25)	$(0.44)	$(0.65)
Weighted average Class A common shares outstanding, basic and diluted	626,103	559,739	624,518	501,031

Class T common stock:
Net loss attributable to Class T common stockholders	$(291,749)	$(190,434)	$(526,069)	$(325,450)
Net loss per Class T share, basic and diluted	$(0.27)	$(0.27)	$(0.48)	$(0.67)
Weighted average Class T common shares outstanding, basic and diluted	1,089,943	696,020	1,086,970	486,845

Class R common stock:
Net loss attributable to Class R common stockholders	$(921,259)	$—	$(1,390,069)	$—
Net loss per Class R share, basic and diluted	$(0.24)	$—	$(0.42)	$—
Weighted average Class R common shares outstanding, basic and diluted	3,848,272	—	3,280,470	—

Class I common stock:
Net loss attributable to Class I common stockholders	$(21,242)	$—	$(25,864)	$—
Net loss per Class I share, basic and diluted	$(0.17)	$—	$(0.30)	$—
Weighted average Class I common shares outstanding, basic and diluted	124,071	—	87,192	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount
	Shares				Amount
Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	2,330,100	96,897	—	—	23,301	969	—	—	23,032,256	—	—	23,056,526
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,217,795)	—	—	(3,217,795)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,344,932)	(1,344,932)
Common stock issued through distribution reinvestment plan	6,484	16,174	43,143	217	64	162	432	2	—	—	604,867	—	—	605,527
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(17,270)	—	(17,270)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,214,605)	(2,214,605)
Share redemptions	—	(2,154)	—	—	—	(21)	—	—	—	—	(18,485)	—	—	(18,506)
Balance, at June 30, 2018	628,238	1,095,246	4,431,251	133,232	$6,282	$10,953	$44,313	$1,332	50,000	$500	$52,724,267	$(28,462)	$(8,777,735)	$43,981,450

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,214,605)	$(648,997)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	6,488	—
Depreciation and amortization	1,714,946	48,698
Amortization of deferred financing costs	41,222	818
Changes in operating assets and liabilities:
Tenant receivable, net	1,239	(212)
Due from related parties	(3,894)	(1,288)
Prepaid expenses and other assets	(15,462)	(83,544)
Due to related parties	354,187	751,834
Accounts payable and accrued expenses	436,328	(141,375)
Tenant prepayments	23,064	—
Security deposits	14,182	2,800
Net cash provided by (used in) operating activities	357,695	(71,266)

Cash flows from investing activities:
Property acquisitions	(12,859,966)	—
Deposit for property acquisition	—	(1,000,000)
Capital expenditures	(529,118)	(11,484)
Net cash used in investing activities	(13,389,084)	(1,011,484)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,454,364	10,582,825
Redemptions of common stock	(18,506)	—
Payments on borrowings	(17,002)	(13,753)
Payment of deferred financing costs	(410,275)	—
Distributions paid on common stock	(496,157)	(38,656)
Net cash provided by financing activities	20,512,424	10,530,416

Net increase in cash and restricted cash	7,481,035	9,447,666
Cash and restricted cash at beginning of period	23,944,874	3,359,269
Cash and restricted cash at end of period	$31,425,909	$12,806,935

Reconciliation to consolidated balance sheets:
Cash	$30,663,307	$12,801,170
Restricted Cash	762,602	5,765
Cash and restricted cash at end of period	$31,425,909	$12,806,935

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
The initial prices per share for each class of shares of the Company's common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$—	$—	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90
On June 29, 2018, the Company determined its net asset value ("NAV") per share. Effective July 2, 2018, the price per share for each class of shares of the Company's common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	$—	$—	$9.68	$9.28
Offering Price under the DRIP	$9.05	$9.05	$9.05	$9.05
As of June 30, 2018, the Company has raised aggregate gross offering proceeds of approximately $58.6 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 4,379,813 Class R shares and 132,882 Class I shares of common stock.
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
The Company’s objective is to take advantage of Resource Real Estate, LLC’s (the "Sponsor") multifamily investing and lending platforms to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics. At June 30, 2018, the Company owned three apartment properties located in Alexandria, Virginia, Jacksonville, Florida, and Austell, Georgia.
The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

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
Concentration of Risk
As of June 30, 2018, two of the Company's three properties represented 97% of the Company's real estate assets. As a result, the geographic concentration of the Company's portfolio makes it susceptible to adverse economic developments in both the Jacksonville, Florida and suburban Atlanta, Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The accounting for these revenue streams were not affected by the adoption of ASU No. 2014-09, nor was there a cumulative effect of initially applying the standard.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15 and the adoption did not have a material effect on its consolidated financial statements and disclosures.
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18. As a result of adopting the new guidance, $1,968 of restricted cash, which was previously included as operating cash inflows within the consolidated statements of cash flows for the six months ended June 30, 2017, has been removed and is now included in the cash and restricted cash line items at the beginning and the end of period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, the Company adopted ASU No. 2017-01. During the six months ended June 30, 2018, the Company acquired one investment property which did not meet the revised definition of a business and, accordingly, accounted for the acquisition as an asset acquisition. For investment property additions accounted for as business combinations, acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss. For investment property additions accounted for as asset acquisitions, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values. The Company believes all future acquisitions will be accounted for as asset acquisitions, not business combinations.
 Accounting Standards Issued But Not Yet Effective
In February 2016, FASB issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. For leases in which the Company is the lessee, primarily consisting of a parking space lease and office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods.
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have instruments subject to this guidance at June 30, 2018.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at June 30, 2018.
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
In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Real Estate Investments
The Company records acquired rental properties at fair value on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company anticipates the estimated useful lives of its assets by class as follows:

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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and six months ended June 30, 2018 and 2017.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both June 30, 2018 and December 31, 2017.
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
JUNE 30 2018
(unaudited)

analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $3.9 million and $102,000 for the 12 month periods ending June 30, 2019 and 2020, respectively, and none thereafter.
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
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At June 30, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $0 and $370, respectively.
Income Taxes
The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2017. As a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At June 30, 2018 and December 31, 2017, the Company did not treat any of its subsidiaries as a TRS.
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
Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2018 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and six months ended June 30, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
In accordance with the FASB Accounting Standards Codification ("ASC") 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class T common stock, Class R common stock and Class I common stock during the periods presented (see Note 9).
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses.
A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through June 30, 2018, the Company has charged approximately $2.1 million to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At June 30, 2018, the Advisor has advanced approximately $7.6 million of these costs on behalf of the Company, of which approximately $5.5 million has been deferred at June 30, 2018.
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
The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $489,035 for the full five year period at June 30, 2018 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $113,742 cumulatively through June 30, 2018. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $1,246,620 at June 30, 2018 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $156,896 cumulatively through June 30, 2018. The total accrual of approximately $1.5 million is included in due to related parties on the Company's consolidated balance sheet at June 30, 2018.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
    The following table presents the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$1,428,461	$1,857,736
Offering costs payable to third parties	(32,311)	(60,850)
Distribution and shareholder servicing fee payable to related parties	475,502	427,376
Cash distributions on common stock declared but not yet paid	697,125	18,862
Stock issued from distribution reinvestment plan	605,527	32,306
Stock dividend issued	—	251,567
Subscriptions receivable	619,500	—
Escrow deposits funded directly by mortgage notes payable	243,637	—

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	32,381,363	—

Cash paid during the year for:
Interest	$644,876	$20,986

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	June 30, 2018	December 31, 2017
Real estate taxes	$408,021	$32,115
Insurance	25,873	8,227
Capital improvements	328,708	151,722
Total	$762,602	$192,064
In addition, the Company designated unrestricted cash for capital expenditures of approximately $5.8 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company's investment in rental properties:

	June 30, 2018	December 31, 2017
Land	$11,470,060	$4,740,979
Building and improvements	62,515,432	24,923,994
Furniture, fixtures, and equipment	1,076,303	256,992
Construction in progress	55,514	13,395
	75,117,309	29,935,360
Less: accumulated depreciation	(1,490,396)	(492,271)
Total rental property, net	$73,626,913	$29,443,089
Depreciation expense for the three and six months ended June 30, 2018 was $715,940 and $998,662, respectively. Depreciation expense for the three and six months ended June 30, 2017 was $10,503 and $20,828, respectively.
Loss on disposal of assets: During the three and six months ended June 30, 2018, the Company recorded losses on the disposal of assets of $3,879 and $6,488, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades. There were no losses on the disposal of assets for the same periods in 2017.

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at June 30, 2018 and December 31, 2017 was $555,808 and $321,468, respectively, net of the accumulated amortization of $1,168,058 and $451,775, respectively. At June 30, 2018, the weighted average remaining life of the rental leases was four months.
Amortization for the three months ended June 30, 2018 and 2017 was $436,851 and $12,888, respectively. Amortization for the six months ended June 30, 2018 and 2017 was $716,284 and $27,870, respectively. At June 30, 2018, expected amortization for the in-place rental leases for the next 12 months is $555,808 and none thereafter.

NOTE 7 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,577,504	$(31,168)	$1,546,336	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(280,181)	21,239,819	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(393,840)	32,231,160	—	—	—
Total	$55,722,504	$(705,189)	$55,017,315	$23,114,507	$(336,137)	$22,778,370

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,084
Bay Club	8/1/2024	3.96%	(2)(4)	71,874	41,560
Tramore Village	4/1/2025	3.89%	(3)(4)	105,684	36,537

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)    Variable rate based on one-month LIBOR of 2.09% (at June 30, 2018) plus 1.87%, with a maximum interest rate of 5.75%.
(3)     Variable rate based on one-month LIBOR of 2.09% (at June 30, 2018) plus 1.80%, with a maximum interest rate of 6.25%.
(4)    Monthly interest-only payment currently required.
(5)    RAI co-guarantees this loan with the Company. See Note 8 for more details.

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a period of the term.
On March 22, 2018, the Company, through a wholly owned subsidiary, entered into a seven-year, $32.6 million secured mortgage loan with Berkadia Commercial Mortgage LLC, an unaffiliated lender, secured by Tramore Village (the "Tramore Mortgage Loan"). The Tramore Mortgage Loan matures on April 1, 2025. The Tramore Mortgage Loan bears interest at a rate of LIBOR plus 1.80%, with a maximum interest rate of 6.25%. Monthly payments are interest only for the first 36 months.
Beginning on May 1, 2021, the Company will pay both principal and interest based on a 30 year amortization period. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Tramore Mortgage Loan in full at any time (1) after April 1, 2019 and until December 31, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after December 31, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Tramore Mortgage Loan are guaranteed by the Company.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending June 30, and thereafter:

2019	$34,807
2020	348,219
2021	523,785
2022	1,035,345
2023	1,076,569
Thereafter	52,703,779
$55,722,504
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended June 30, 2018 and 2017, amortization of deferred financing costs of $27,323 and $490, respectively, was included in interest expense. During the six months ended June 30, 2018 and 2017, amortization of deferred financing costs of $41,222 and $818, respectively, was included in interest expense. Accumulated amortization at June 30, 2018 and December 31, 2017 was $66,311 and $22,314, respectively.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter:

2019	$109,562
2020	109,445
2021	108,102
2022	106,274
2023	104,029
Thereafter	167,777
$705,189

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At June 30, 2018, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $7.6 million.
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
JUNE 30 2018
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
On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses.
Relationship with Resource Apartment Manager III, LLC
The Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At June 30, 2018 and December 31, 2017, the Advisor owed the Company $788 and $4,192, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
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
JUNE 30 2018
(unaudited)

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
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.   Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results. During the three and six months ended June 30, 2018, the Company paid $40,985 into the property loss insurance pool.
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
The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $1,980 for a zoning report in connection with its acquisition of Tramore Village during the six months ended June 30, 2018.
The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	June 30, 2018	December 31, 2017
Due from related parties:
Advisor	$788	$4,192
RAI and affiliate - insurance funds held in escrow	7,677	379
	$8,465	$4,571
Due to related parties:
Advisor:
Acquisition-related reimbursements	$—	$6,533
Asset management fees	—	—
Organization and offering costs	7,596,402	6,167,941
Operating expense reimbursements (including prepaid expenses)	2,211,918	1,810,658
	9,808,320	7,985,132
Manager:
Property management fees	25,330	10,800
Operating expense reimbursements	6,454	3,592
	31,784	14,392
RAI:
Internal audit fee	11,750	3,500
Operating expense reimbursements	4,191	6,625
	15,941	10,125
Resource Securities:
Selling commissions and dealer-manager fees	34,073	22,720
Distribution and shareholder servicing fee	1,465,017	989,515
	1,499,090	1,012,235

	$11,355,135	$9,021,884

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition-related reimbursements (1)	$—	$—	$1,018,719	$—
Asset management fees (2)	212,613	6,730	310,821	13,457
Debt financing fees (3)	—	—	163,125	—
Organization and offering costs (4)	747,018	1,010,962	1,428,461	1,857,736
Operating expense reimbursement (5)	148,772	162,526	401,260	314,205

Manager:
Property management fees (2)	$77,952	$—	$115,670	$—
Construction management fees (1)	12,318	—	28,166	—
Operating expense reimbursements (6)	23,209	—	26,397	—

RAI:
Internal audit fee (5)	$11,750	$—	$15,250	$—

Resource Securities:
Selling commissions and dealer-manager fees (7)	$568,559	$403,514	$1,222,695	$636,033
Distribution and shareholder servicing fee (7)	305,130	291,316	659,906	443,471

Other:
The Planning & Zoning Resource Company (1)	$—	$—	$1,980	$—

(1)     Included in Rental properties, net on the consolidated balance sheets.
(2)    Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)    Included in Mortgage notes payable on the consolidated balance sheets.

(4)	Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.

(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)    Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

NOTE 9 - EARNINGS PER SHARE
The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Net loss	$(1,388,450)	$(331,254)	$(2,214,605)		$(648,997)
Less: Class A common stock cash distributions declared	81,956	30,709	165,068		38,400
Less: Class T common stock cash distributions declared	119,360	22,858	235,694		26,250
Less: Class R common stock cash distributions declared	530,248	—	908,929		—
Less: Class I common stock cash distributions declared	25,556	—	35,241		—
Undistributed net loss attributable to common stockholders	$(2,145,570)	$(384,821)	$(3,559,537)		$(713,647)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(236,156)	$(171,529)	$(437,671)		$(361,947)
Class A common stock cash distributions declared	81,956	30,709	165,068		38,400
Net loss attributable to Class A common stockholders	$(154,200)	$(140,820)	$(272,603)		$(323,547)
Net loss per Class A common share, basic and diluted	$(0.25)	$(0.25)	$(0.44)		$(0.65)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	626,103	559,739	624,518		501,031

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(411,109)	$(213,292)	$(761,763)		$(351,700)
Class T common stock cash distributions declared	119,360	22,858	235,694		26,250
Net loss attributable to Class T common stockholders	$(291,749)	$(190,434)	$(526,069)		$(325,450)
Net loss per Class T common share, basic and diluted	$(0.27)	$(0.27)	$(0.48)		$(0.67)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,089,943	696,020	1,086,970		486,845

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(1,451,507)	$—	$(2,298,998)		$—
Class R common stock cash distributions declared	530,248	—	908,929		—
Net loss attributable to Class R common stockholders	$(921,259)	$—	$(1,390,069)	—	$—
Net loss per Class R common share, basic and diluted	$(0.24)	$—	$(0.42)		$—
Weighted-average number of Class R common shares outstanding, basic and diluted	3,848,272	—	3,280,470		—

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(46,798)	$—	$(61,105)		$—
Class I common stock cash distributions declared	25,556	—	35,241		—
Net loss attributable to Class I common stockholders	$(21,242)	$—	$(25,864)		$—
Net loss per Class I common share, basic and diluted	$(0.17)	$—	$(0.30)		$—
Weighted-average number of Class I common shares outstanding, basic and diluted	124,071	—	87,192		—

(1)	Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At June 30, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At June 30, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
Each of these two events is a "Triggering Event."  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B) the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
No triggering events have occurred as of June 30, 2018.
Common Stock
The Company’s charter authorizes the issuance of one billion shares of common stock with a par value of $0.01 per share, of which, the Company has allocated 750 million shares as Class R common stock, 75 million shares as Class I common stock, 25 million shares as Class A common stock and 25 million shares as Class T common stock. 125 million shares of the Company's $0.01 par value common stock remain undesignated. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock and commenced the offering of Class R and Class I common stock in its primary offering.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

At June 30, 2018, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	4,379,813	$41,689,091	132,882	$1,203,820
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	14,171	136,042	31,909	290,044	51,438	470,146	350	3,118
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	628,238	$5,937,518	1,097,400	$10,233,509	4,431,251	$42,159,237	133,232	$1,206,938
Shares redeemed and retired	—		(2,154)		—		—
Total shares outstanding at June 30, 2018	628,238		1,095,246		4,431,251		133,232

(1)    Includes 222,222 of Class A shares issued to RAI.
Redemptions
During the six months ended June 30, 2018, the Company redeemed shares of its outstanding Class T common stock as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	2,154	$8.59
April 2018	—	—
May 2018	—	—
June 2018	—	—
2,154
All redemptions requests tendered were honored during the six months ended June 30, 2018.
The Company will not redeem in excess of 5% of the weighted-average number of shares of common stock outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

Distributions
Cash Distributions
During the six months ended June 30, 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 30, 2018 through September 27, 2018, which were or will be paid on April 30, 2018, May 31, 2018, June 29, 2018, July 31, 2018, August 31, 2018, and September 28, 2018.
The distributions declared for the periods from March 30, 2018 through June 28, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
The distributions declared for the periods from June 29, 2018 through September 27, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001458630 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The following table presents information regarding the Company's distributions declared and paid to stockholders during the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Distributions declared	$81,956	$119,360	$530,248	$25,556	$757,120	$165,068	$235,694	$908,929	$35,241	$1,344,932

Distributions reinvested in shares of common stock paid	39,943	97,821	293,936	1,309	433,009	62,249	147,024	394,323	1,931	605,527
Cash distributions paid	66,965	57,011	218,042	17,112	359,130	100,690	85,405	289,719	20,343	496,157
Total distributions paid	$106,908	$154,832	$511,978	$18,421	$792,139	$162,939	$232,429	$684,042	$22,274	$1,101,684
At June 30, 2018, the Company had accrued $697,125 for the cash distributions paid or to be paid on July 31, 2018, August 31, 2018, September 28, 2018, which is reported in distributions payable in the consolidated balance sheet.
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
JUNE 30 2018
(unaudited)

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
During the six months ended June 30, 2018, derivatives (interest rate caps) of $28,500 were acquired in conjunction with the acquisition financing of Tramore Village. Derivatives are reported at fair value in the consolidated balance sheets and are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2).
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Interest rate caps	$—	$14,638	$—	$14,638

December 31, 2017
Assets:
Interest rate caps	$—	$3,408	$—	$3,408
The carrying and fair values of the Company’s mortgage notes payable - outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$55,722,504	$53,521,010	$23,114,507	$22,236,396
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
JUNE 30 2018
(unaudited)

NOTE 12 - DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three and six months ended June 30, 2018 and 2017, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At June 30, 2018, the Company estimates that an additional $1,028 will be reclassified as an increase to interest expense over the next 12 months.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at June 30, 2018 and December 31, 2017:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
June 30, 2018	Interest rate cap	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2017	Interest rate cap	1	$21,520,000	August 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2018 and December 31, 2017:

Asset Derivatives				Liability Derivatives
June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$14,638	Prepaid expenses and other assets	$3,408	—	$—	N/A	$—

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30 2018
(unaudited)

NOTE 13 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
Operating expenses for the four fiscal quarters ended June 30, 2018 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 14 - SUBSEQUENT EVENTS
On July 9, 2018, the Company entered into an agreement to purchase Matthews Reserve, a 212-unit multifamily apartment complex located in Matthews, North Carolina, for $33.8 million with an expected closing in the third quarter of 2018.

On July 18, 2018, the Company's board of directors approved a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  The Amended SRP provides that, for all shares redeemed in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility, the redemption price will be equal to the Company's most recent estimated value per share, which is currently $9.05.  The Amended SRP will become effective on August 23, 2018.

On July 23, 2018, the Company entered into an agreement to purchase The Park at Kensington, a 204-unit multifamily apartment complex located in Riverview, Florida, for $28.85 million with an expected closing in the third quarter of 2018. On August 2, the purchase price was adjusted to $28.7 million.

The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above, that would require adjustments to or additional disclosure in the consolidated financial statements.

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

Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At June 30, 2018, we owned three multifamily properties. As such, we had limited operating results during the three and six months ended June 30, 2018 and 2017.
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

(Back to Index)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table sets forth the results of our operations:

	Three Months Ended June 30,
	2018	2017
Revenues:
Rental income	$1,721,683	$51,713
Utilities income	79,732	—
Ancillary tenant fees	25,781	—
Total revenues	1,827,196	51,713

Expenses:
Rental operating - expenses	346,784	13,680
Rental operating - payroll	199,196	—
Rental operating - real estate taxes	182,989	5,831
Subtotal- rental operating	728,969	19,511
Acquisition costs	—	83,233
Property management fees	2,344	2,580
Management fees - related parties	290,565	6,730
General and administrative	527,348	238,385
Loss on disposal of assets	3,879	—
Depreciation and amortization expense	1,152,791	23,392
Total expenses	2,705,896	373,831
Loss before other income (expense)	(878,700)	(322,118)

Other income (expense):
Interest income	44,292	3,903
Interest expense	(554,042)	(13,039)
Net loss	$(1,388,450)	$(331,254)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended June 30, 2018 and 2017:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$1,721,683	$—	$1,721,683	$51,713	$—	$51,713
Utility income	79,732	—	79,732	—	—	—
Ancillary tenant fees	25,781	—	25,781	—	—	—
Total revenues	1,827,196	—	1,827,196	51,713	—	51,713

Expenses:
Rental operating - expenses	346,784	—	346,784	13,680	—	13,680
Rental operating - payroll	199,196	—	199,196	—	—	—
Rental operating - real estate taxes	182,989	—	182,989	5,831	—	5,831
Subtotal- rental operating	728,969	—	728,969	19,511	—	19,511
Acquisition costs	—	—	—	83,233	—	83,233
Property management fees	2,344	—	2,344	2,580	—	2,580
Management fees - related parties	77,952	212,613	290,565	—	6,730	6,730
General and administrative	71,679	455,669	527,348	1,849	236,536	238,385
Loss on disposal of assets	3,879	—	3,879	—	—	—
Depreciation and amortization expense	1,152,791	—	1,152,791	23,392	—	23,392
Total expenses	2,037,614	668,282	2,705,896	130,565	243,266	373,831
Loss before other income (expense)	(210,418)	(668,282)	(878,700)	(78,852)	(243,266)	(322,118)

Other income (expense):
Interest income	20	44,272	44,292	37	3,866	3,903
Interest expense	(554,042)	—	(554,042)	(13,039)	—	(13,039)
Net loss	$(764,440)	$(624,010)	$(1,388,450)	$(91,854)	$(239,400)	$(331,254)
Total revenues
Total revenues for the three months ended June 30, 2018 increased by approximately $1.8 million as compared to the three months ended June 30, 2017 due to three properties owned at June 30, 2018 as compared to one property owned at June 30, 2017.
Rental operating - expenses, payroll, and real estate taxes
Rental operating - expenses, payroll, and real estate taxes expense for the three months ended June 30, 2018 increased by approximately $709,000 as compared to the three months ended June 30, 2017 due to three properties owned at June 30, 2018 as compared to one property owned at June 30, 2017.
Management fees - related parties
Management fees - related parties expense for the three months ended June 30, 2018 increased by approximately $284,000 as compared to the three months ended June 30, 2017 due to an increase in property management fees and asset management fees due to the acquisition of two additional properties.

(Back to Index)

General and administrative
General and administrative expense for the three months ended June 30, 2018 increased by approximately $289,000 as compared to the three months ended June 30, 2017 due to increases in payroll expense allocated from the Advisor, professional fees, and software costs related to internal and external reporting.
Loss on disposal of assets
Loss on disposal of assets for the three months ended June 30, 2018 was approximately $4,000 due to the replacement of appliances at our rental properties in conjunction with unit upgrades. During the three months ended June 30, 2017, we did not incur any such costs.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2018 increased by approximately $1.1 million as compared to the three months ended June 30, 2017 due to three properties owned at June 30, 2018, with net asset values of approximately $73.6 million as compared to one property owned at June 30, 2017, with a net asset value of approximately $2.4 million.
Interest expense
Interest expense for the three months ended June 30, 2018 increased by approximately $541,000 as compared to the three months ended June 30, 2017 due to three properties owned at June 30, 2018, which secured debt totaling approximately $55.0 million, as compared to one property owned at June 30, 2017, which secured debt totaling approximately $1.6 million.

(Back to Index)

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The following table sets forth the results of our operations:

	Six Months Ended June 30,
	2018	2017
Revenues:
Rental income	$2,544,864	$101,154
Utilities income	114,205	—
Ancillary tenant fees	31,246	—
Total revenues	2,690,315	101,154

Expenses:
Rental operating - expenses	483,280	28,967
Rental operating - payroll	278,532	—
Rental operating - real estate taxes	307,192	11,634
Subtotal- rental operating	1,069,004	40,601
Acquisition costs	—	83,233
Property management fees	4,361	4,762
Management fees - related parties	426,491	13,457
General and administrative	955,120	540,404
Loss on disposal of assets	6,488	—
Depreciation and amortization expense	1,714,946	48,698
Total expenses	4,176,410	731,155
Loss before other income (expense)	(1,486,095)	(630,001)

Other income (expense):
Other income	—	1,500
Interest income	70,214	5,484
Interest expense	(798,724)	(25,980)
Net loss	$(2,214,605)	$(648,997)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$2,544,864	$—	$2,544,864	$101,154	$—	$101,154
Utility income	114,205	—	114,205	—	—	—
Ancillary tenant fees	31,246	—	31,246	—	—	—
Total revenues	2,690,315	—	2,690,315	101,154	—	101,154

Expenses:
Rental operating - expenses	483,280	—	483,280	28,967	—	28,967
Rental operating - payroll	277,262	1,270	278,532	—	—	—
Rental operating - real estate taxes	307,192	—	307,192	11,634	—	11,634
Subtotal- rental operating	1,067,734	1,270	1,069,004	40,601	—	40,601
Acquisition costs	—	—	—	83,233	—	83,233
Property management fees	4,361	—	4,361	4,762	—	4,762
Management fees - related parties	115,670	310,821	426,491	—	13,457	13,457
General and administrative	92,121	862,999	955,120	2,797	537,607	540,404
Loss on disposal of assets	6,488	—	6,488	—	—	—
Depreciation and amortization expense	1,714,946	—	1,714,946	48,698	—	48,698
Total expenses	3,001,320	1,175,090	4,176,410	180,091	551,064	731,155
Loss before other income (expense)	(311,005)	(1,175,090)	(1,486,095)	(78,937)	(551,064)	(630,001)

Other income (expense):
Other income	—	—	—	1,500	—	1,500
Interest income	190	70,024	70,214	79	5,405	5,484
Interest expense	(798,724)	—	(798,724)	(25,980)	—	(25,980)
Net loss	$(1,109,539)	$(1,105,066)	$(2,214,605)	$(103,338)	$(545,659)	$(648,997)
Total revenues
Total revenues for the six months ended June 30, 2018 increased by approximately $2.6 million as compared to the six months ended June 30, 2017 due to three properties owned at June 30, 2018 as compared to one property owned at June 30, 2017.
Rental operating - expenses, payroll, and real estate taxes
Rental operating - expenses, payroll, and real estate taxes expense for the six months ended June 30, 2018 increased by approximately $1.0 million as compared to the six months ended June 30, 2017 due to three properties owned at June 30, 2018 as compared to one property owned at June 30, 2017.
Management fees - related parties
Management fees - related parties expense for the six months ended June 30, 2018 increased by approximately $413,000 as compared to the six months ended June 30, 2017 due to an increase in property management fees and asset management fees due to the acquisition of two additional properties.
General and administrative
General and administrative expense for the six months ended June 30, 2018 increased by approximately $415,000 as compared to the six months ended June 30, 2017 due to increases in payroll expense allocated from the Advisor, professional fees, and software costs related to internal and external reporting.

(Back to Index)

Loss on disposal of assets
Loss on disposal of assets for the six months ended June 30, 2018 was approximately $6,000 due to the replacement of appliances at our rental properties in conjunction with unit upgrades. During the six months ended June 30, 2017, we did not incur any such costs.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2018 increased by approximately $1.7 million as compared to the six months ended June 30, 2017 due to three properties owned at June 30, 2018, with net asset values of approximately $73.6 million as compared to one property owned at June 30, 2017, with a net asset value of approximately $2.4 million.
Interest expense
Interest expense for the six months ended June 30, 2018 increased by approximately $773,000 as compared to the six months ended June 30, 2017 due to three properties owned at June 30, 2018, which secured debt totaling approximately $55.0 million, as compared to one property owned at June 30, 2017, which secured debt totaling approximately $1.6 million.

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). Through July 2, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock
The initial prices per share for each class of shares of our common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$—	$—	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90
On June 29, 2018, we determined our net asset value per share. Effective July 2, 2018, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	$—	$—	$9.68	$9.28
Offering Price under the DRIP	$9.05	$9.05	$9.05	$9.05
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2018, we have purchased three properties using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2018, we have raised approximately $58.6 million in our public offering.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient

(Back to Index)

(Back to Index)

to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
Capital Expenditures
We deployed a total of $529,118 during the six months ended June 30, 2018 for capital expenditures:

Multifamily Community	Capital deployed during six months ended June 30, 2018	Remaining capital budgeted
Payne Place	$6,100	$39,327
Bay Club	505,060	1,357,444
Tramore Village	17,958	4,387,438
	$529,118
Gross offering proceeds
At June 30, 2018, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering	586,207	$5,601,476	1,049,996	$9,943,465	4,379,813	$41,689,091	132,882	$1,203,820
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	14,171	136,042	31,909	290,044	51,438	470,146	350	3,118
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	628,238	$5,937,518	1,097,400	$10,233,509	4,431,251	$42,159,237	133,232	$1,206,938
Shared redeemed and retired	—		(2,154)		—		—
Total shares outstanding at June 30, 2018	628,238		1,095,246		4,431,251		133,232
Mortgage Debt
The following table presents a summary of our mortgage notes payable, net:

	June 30, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,577,504	$(31,168)	$1,546,336	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(280,181)	21,239,819	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(393,840)	32,231,160	—	—	—
Total	$55,722,504	$(705,189)	$55,017,315	$23,114,507	$(336,137)	$22,778,370
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 7 of the notes to our consolidated financial statements.
As of June 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 3.90%.

(Back to Index)

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
On April 13, 2018, our board of directors approved an amendment to the advisory agreement that provides that we are not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses.
A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Through June 30, 2018, we have charged approximately $2.1 million to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. At June 30, 2018, the Advisor has incurred approximately $7.6 million of these costs on our behalf, of which approximately $5.5 million has been deferred at June 30, 2018.
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

(Back to Index)

(Back to Index)

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
We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $489,035 for the full five year period at June 30, 2018, of which we paid $113,742 cumulatively through June 30, 2018. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $1,246,620 at June 30, 2018, of which we paid $156,896 cumulatively through June 30, 2018.
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
Operating expenses for the four fiscal quarters ended June 30, 2018 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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

(Back to Index)

(Back to Index)

Distributions
Cash Distributions
For the three and six months ended June 30, 2018, we declared and paid aggregate distributions, which were paid from operating activities, debt financing, and offering proceeds, as follows:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Distributions declared	$81,956	$119,360	$530,248	$25,556	$757,120	$165,068	$235,694	$908,929	$35,241	$1,344,932

Distributions reinvested in shares of common stock paid	$39,943	$97,821	$293,936	$1,309	$433,009	$62,249	$147,024	$394,323	$1,931	$605,527
Cash distributions paid	66,965	57,011	218,042	17,112	359,130	100,690	85,405	289,719	20,343	496,157
Total distributions paid	$106,908	$154,832	$511,978	$18,421	$792,139	$162,939	$232,429	$684,042	$22,274	$1,101,684
At June 30, 2018, we had accrued $697,125 for the cash distributions paid or to be paid on July 31, 2018, August 31, 2018, September 28, 2018, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.
Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2018:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by Operating Activities	Total	Per Share(1)	Operating Activities	Offering Proceeds	Debt Financing
							Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$137,027	$172,518	$309,545	$39,801	$587,812	$0.131	$39,801/12.9%	$269,744/87.1%	- / -
Second quarter	359,130	433,009	792,139	317,894	757,120	$0.133	$317,894/40.1%	$474,243/59.9%	- / -
Total	$496,157	$605,527	$1,101,684	$357,695	$1,344,932

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$.001434521 per day	248,431	227,843	476,274
Three months ended March 31, 2018	$.001434521 per day	172,518	137,027	309,545
Three months ended June 30, 2018	$.001458630 per day	433,009	359,130	792,139
		$899,350	$783,206	$1,682,556

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $2,214,605 and net cash provided by operating activities was $357,695. Our cumulative cash distributions and net loss attributable to common stockholders from inception through June 30, 2018 are $1,682,556 and approximately $6.1 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders - GAAP	$(1,388,450)	$(331,254)	$(2,214,605)	$(648,997)
Depreciation expense	715,940	10,503	998,662	20,828
FFO attributable to common stockholders	(672,510)	(320,751)	(1,215,943)	(628,169)
Adjustments for straight-line rents	5,513	(781)	6,458	1,943
Amortization of intangible lease assets	436,851	12,888	716,284	27,870
Acquisition costs	—	83,233	—	83,233
MFFO attributable to common stockholders	$(230,146)	$(225,411)	$(493,201)	$(515,123)

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

On July 9, 2018, we entered into an agreement to purchase Matthews Reserve, a 212-unit multifamily apartment complex located in Matthews, North Carolina, for 33.8 million with an expected closing in the third quarter of 2018.

On July 18, 2018, our board of directors approved a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  The Amended SRP provides that, for all shares redeemed in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility, the redemption price will be equal to our most recent estimated value per share, which is currently $9.05.  The Amended SRP will become effective on August 23, 2018.

On July 23, 2018, we entered into an agreement to purchase The Park at Kensington, a 204-unit multifamily apartment complex located in Riverview, Florida, for 28.85 million with an expected closing in the third quarter of 2018. On August 2, the purchase price was adjusted to $28.7 million.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through July 2, 2017, we offered shares of Class A and Class T common stock in our primary offering at prices of $10.00 per share and $9.47 per share, respectively. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in our primary offering at prices of $9.52 per share and $9.13 per share, respectively. The initial offering price for shares offered pursuant to the DRIP was $9.60 per share for Class A common stock, $9.09 per share for Class T common stock, $9.14 per share for Class R common stock and $8.90 per share for Class I common stock.
On June 29, 2018, we determined our net asset value ("NAV") per share. Effective July 2, 2018, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	$—	$—	$9.68	$9.28
Offering Price under the DRIP	$9.05	$9.05	$9.05	$9.05
At June 30, 2018, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 4,379,813 Class R shares and 132,882 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $58.6 million. From the commencement of our public offering through June 30, 2018, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$1,396,768
Dealer manager fees	1,722,672
Distribution and shareholder servicing fee (1)	1,735,655
Other organization and offering costs (2)	2,151,310
Total expenses	$7,006,405

(1)
Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At June 30, 2018, $1,465,017 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At June 30, 2018, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through June 30, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $53.4 million. As of June 30, 2018, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $75.2 million in real estate investments. Of the amount used for the purchase of these investments, approximately $1.6 million was paid to our Advisor as acquisition fees and approximately $86,000 was paid to other affiliates for acquisition expense reimbursements. As of June 30, 2018, our Advisor has incurred costs on our behalf of approximately $7.6 million.
Share Redemption Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our board of directors determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will not redeem in excess of 5% of the weighted-average number of shares of common stock outstanding during the 12-month period immediately prior to the effective date of redemption. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below until the determination of our NAV on June 30, 2018 ("NAV Pricing Date"):

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
Notwithstanding the foregoing, until the NAV Pricing Date, shares received as a stock dividend were redeemed at a purchase price of $0.00. In addition, the purchase price per share was adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, 100% of our NAV, as determined by our board of directors, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one

(Back to Index)

(Back to Index)

year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the three months ended June 30, 2018, we did not redeem any shares of our common stock.
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

4.4	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 29, 2018)
10.1
First Amendment to Advisory Agreement by and between Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 13, 2018 (incorporated by reference to Exhibit No. 10.13 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.2	Advisory Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)
99.2	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 24, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

August 10, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)