Form 10-Q
period 2018-09-30
Resource Apartment REIT III, Inc.
filed 2018-11-09
CIK 1652926

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 8, 2018, there were 632,499 outstanding shares of Class A common stock, 1,106,347 outstanding shares of Class T common stock, 6,045,704 outstanding shares of Class R common stock and 203,100 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$136,516,203	$29,443,089
Identified intangible assets, net	1,416,819	321,468
Total investments	137,933,022	29,764,557

Cash	20,305,468	23,752,810
Restricted cash	1,683,013	192,064
Tenant receivables, net	63,135	2,138
Due from related parties	2,729	4,571
Subscriptions receivable	696,500	413,084
Prepaid expenses and other assets	444,325	188,332
Deferred offering costs	5,556,588	5,409,942
Total assets	$166,684,780	$59,727,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$100,001,925	$22,778,370
Accounts payable and accrued expenses	935,665	257,060
Accrued real estate taxes	933,793	—
Due to related parties	12,061,726	9,021,884
Tenant prepayments	83,125	21,078
Security deposits	263,406	62,724
Distributions payable	862,507	453,877
Total liabilities	$115,142,147	$32,594,993

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 631,414 and 621,754 issued and outstanding, respectively	6,314	6,218
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,103,386 and 1,081,226 issued and outstanding, respectively	11,034	10,812
Class R common stock, par value $0.01: 750,000,000 shares authorized, 5,582,690 and 2,058,008 issued and outstanding, respectively	55,827	20,580
Class I common stock, par value $0.01: 75,000,000 shares authorized, 191,190 and 36,118 issued and outstanding, respectively	1,912	361
Additional paid-in capital	63,143,857	32,323,424
Accumulated other comprehensive loss	(30,970)	(11,192)
Accumulated deficit	(11,645,841)	(5,218,198)
Total stockholders’ equity	$51,542,633	$27,132,505
Total liabilities and stockholders’ equity	$166,684,780	$59,727,498

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$2,101,119	$521,581	$4,645,983	$622,735
Utilities income	90,218	19,603	204,423	19,603
Ancillary tenant fees	35,187	3,247	66,433	3,247
Total revenues	2,226,524	544,431	4,916,839	645,585

Expenses:
Rental operating - expenses	422,733	104,687	906,013	133,653
Rental operating - payroll	224,508	74,326	503,040	74,326
Rental operating - real estate taxes	382,050	57,550	689,242	69,184
Subtotal- rental operating	1,029,291	236,563	2,098,295	277,163
Acquisition costs	—	823,411	—	906,644
Property management fees	2,575	2,776	6,936	7,538
Management fees - related parties	338,741	82,938	765,232	96,395
General and administrative	636,156	342,956	1,591,276	883,360
Loss on disposal of assets	38,196	185,114	44,684	185,114
Depreciation and amortization expense	1,435,935	345,351	3,150,881	394,050
Total expenses	3,480,894	2,019,109	7,657,304	2,750,264
Loss before other income (expense)	(1,254,370)	(1,474,678)	(2,740,465)	(2,104,679)

Other income (expense):
Other income	—	—	—	1,500
Interest income	51,621	3,902	121,835	9,386
Interest expense	(734,763)	(132,007)	(1,533,487)	(157,987)
Net loss	$(1,937,512)	$(1,602,783)	$(4,152,117)	$(2,251,780)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(2,508)	(9,396)	(19,778)	(9,396)
Total other comprehensive loss	(2,508)	(9,396)	(19,778)	(9,396)
Comprehensive loss	$(1,940,020)	$(1,612,179)	$(4,171,895)	$(2,261,176)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Class A common stock:
Net loss attributable to Class A common stockholders	$(173,925)	$(524,863)	$(454,122)	$(952,550)
Net loss per Class A share, basic and diluted	$(0.28)	$(0.85)	$(0.73)	$(1.76)
Weighted average Class A common shares outstanding, basic and diluted	629,450	616,733	626,180	540,022

Class T common stock:
Net loss attributable to Class T common stockholders	$(330,529)	$(935,090)	$(869,726)	$(1,214,317)
Net loss per Class T share, basic and diluted	$(0.30)	$(0.87)	$(0.80)	$(1.78)
Weighted average Class T common shares outstanding, basic and diluted	1,098,193	1,068,753	1,090,752	682,945

Class R common stock:
Net loss attributable to Class R common stockholders	$(1,399,996)	$(130,032)	$(2,770,590)	$(77,304)
Net loss per Class R share, basic and diluted	$(0.28)	$(0.77)	$(0.72)	$(1.37)
Weighted average Class R common shares outstanding, basic and diluted	5,043,308	167,935	3,874,540	56,594

Class I common stock:
Net loss attributable to Class I common stockholders	$(33,062)	$(12,798)	$(57,679)	$(7,609)
Net loss per Class I share, basic and diluted	$(0.21)	$(0.77)	$(0.52)	$(1.37)
Weighted average Class I common shares outstanding, basic and diluted	155,389	16,527	110,174	5,570

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(unaudited)

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount
	Shares				Amount
Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	3,448,192	154,721	—	—	34,481	1,548	—	—	34,373,720	—	—	34,409,749
Offering costs	—	—	—	—	—	—	—	—	—	—	(4,545,256)	—	—	(4,545,256)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(2,275,526)	(2,275,526)
Common stock issued through distribution reinvestment plan	9,660	24,314	77,435	351	96	243	775	3	—	—	1,018,367	—	—	1,019,484
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(19,778)	—	(19,778)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,152,117)	(4,152,117)
Share redemptions	—	(2,154)	(945)	—	—	(21)	(9)	—	—	—	(26,398)	—	—	(26,428)
Balance, at September 30, 2018	631,414	1,103,386	5,582,690	191,190	$6,314	$11,034	$55,827	$1,912	50,000	$500	$63,143,857	$(30,970)	$(11,645,841)	$51,542,633

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,152,117)	$(2,251,780)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	44,684	185,114
Depreciation and amortization	3,150,881	394,050
Amortization of deferred financing costs	75,474	5,390
Realized loss on change in fair value of interest rate cap	10	—
Changes in operating assets and liabilities:
Tenant receivable, net	(60,997)	67
Due from related parties	1,842	4,971
Prepaid expenses and other assets	(133,296)	285,774
Due to related parties	454,906	982,779
Accounts payable and accrued expenses	927,583	13,040
Tenant prepayments	47,804	16,912
Security deposits	85,239	7,222
Net cash provided by (used in) operating activities	442,013	(356,461)

Cash flows from investing activities:
Property acquisitions	(31,473,100)	(6,892,659)
Capital expenditures	(965,824)	(22,965)
Net cash used in investing activities	(32,438,924)	(6,915,624)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,001,277	15,719,233
Redemptions of common stock	(26,428)	—
Payments on borrowings	(25,604)	(22,091)
Payment of deferred financing costs	(1,061,315)	(324,285)
Distributions paid on common stock	(847,412)	(118,380)
Net cash provided by financing activities	30,040,518	15,254,477

Net (decrease) increase in cash and restricted cash	(1,956,393)	7,982,392
Cash and restricted cash at beginning of period	23,944,874	3,359,269
Cash and restricted cash at end of period	$21,988,481	$11,341,661

Reconciliation to consolidated balance sheets:
Cash	$20,305,468	$10,914,545
Restricted Cash	1,683,013	427,116
Cash and restricted cash at end of period	$21,988,481	$11,341,661

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
As of September 30, 2018, the Company has raised aggregate gross offering proceeds (excluding the DRIP) of approximately $70.0 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 5,497,905 Class R shares and 190,706 Class I shares of common stock.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
RRE Tramore Village Holdings, LLC	324	Austell, GA
RRE Matthews Reserve Holdings, LLC	212	Matthews, NC
RRE Kensington Holdings, LLC	204	Riverview, FL
	971

N/A - Not Applicable

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
Concentration of Risk
As of September 30, 2018, the Company's real estate investments in Florida represented approximately 41% of the net book value of its rental property assets. As a result, the geographic concentration of the Company's portfolio makes it susceptible to adverse economic developments in the Florida real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, weather and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which replaced most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The accounting for these revenue streams were not affected by the adoption of ASU No. 2014-09, nor was there a cumulative effect of initially applying the standard.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15 and the adoption did not have a material effect on its consolidated financial statements and disclosures.
In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18. As a result of adopting the new guidance, $38,443 and $380,940 of restricted cash, which was previously included as operating and investing cash outflows within the consolidated statements of cash flows for the nine months ended September 30, 2017, respectively, has been removed and is now included in the cash and restricted cash line items at the beginning and the end of period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, the Company adopted ASU No. 2017-01. During the nine months ended September 30, 2018, the Company acquired three investment properties which did not meet the revised definition of a business and, accordingly, accounted for the acquisitions as asset acquisitions. For investment property additions accounted for as business combinations, acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss. For investment property additions accounted for as asset acquisitions, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values. The Company believes all future acquisitions will be accounted for as asset acquisitions, not business combinations.
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
SEPTEMBER 30, 2018
(unaudited)

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
In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have instruments subject to this guidance at September 30, 2018.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at September 30, 2018.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance and assessing the impact of this guidance on its consolidated financial statements; however, it does not expect the adoption of ASU No. 2017-12 to have a significant impact on its consolidated financial statements.
In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is evaluating this guidance to determine the impact it may have on its consolidated financial statements; however, it does not expect the adoption of ASU No. 2018-09 to have a significant impact on its consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update removes, modifies and adds certain disclosure requirements in the FASB Accounting Standards Codification ("ASC") 820, “Fair Value Measurement”. ASU No. 2018-13 will be effective for the Company beginning January 1, 2020 and early adoption is permitted.  The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2018-13 to have a significant impact on its consolidated financial statements.
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
SEPTEMBER 30, 2018
(unaudited)

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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and nine months ended September 30, 2018 and 2017.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both September 30, 2018 and December 31, 2017.
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
SEPTEMBER 30, 2018
(unaudited)

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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $6.7 million and $42,000 for the 12 month periods ending September 30, 2019 and 2020, respectively, and none thereafter.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At September 30, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $0 and $370, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At September 30, 2018 and December 31, 2017, the Company did not treat any of its subsidiaries as a TRS.
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
Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2018 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and nine months ended September 30, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
In accordance with ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class T common stock, Class R common stock and Class I common stock during the periods presented (see Note 10).
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
As of September 30, 2018, the Company has incurred approximately $8.1 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of September 30, 2018, the Advisor has advanced approximately $7.8 million of these costs on behalf of the Company and the Company has paid approximately $300,000 of these costs directly.
As of September 30, 2018, the Company has charged approximately $2.6 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of $5.6 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.
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
SEPTEMBER 30, 2018
(unaudited)

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
The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $486,618 for the full five year period at September 30, 2018 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $137,608 cumulatively through September 30, 2018. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $1,558,885 at September 30, 2018 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $266,701 cumulatively through September 30, 2018. The total accrual of approximately $1.6 million is included in due to related parties on the Company's consolidated balance sheet at September 30, 2018.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
    The following table presents the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2018	2017
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$1,677,608	$2,534,176
Offering costs payable to third parties	(18,898)	(59,377)
Distribution and shareholder servicing fee payable to related parties	651,678	579,029
Cash distributions on common stock declared but not yet paid	862,507	91,561
Stock issued from distribution reinvestment plan	1,019,484	115,774
Stock dividend issued	—	251,567
Subscriptions receivable	696,500	676,851
Escrow deposits funded directly by mortgage notes payable	486,106	347,318

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	77,748,894	21,172,682

Cash paid during the year for:
Interest	$1,340,308	$92,819

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	September 30, 2018	December 31, 2017
Real estate taxes	$558,498	$32,115
Insurance	438,932	8,227
Capital improvements	685,583	151,722
Total	$1,683,013	$192,064
In addition, the Company designated unrestricted cash for capital expenditures of approximately $10.5 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 5 - ACQUISITIONS
On March 22, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Austell, Georgia ("Tramore Village"). Tramore Village, constructed in 1999, contains 324 units plus amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. Tramore Village encompasses 348,804 rentable square feet. At September 30, 2018, Tramore Village was 94% leased.
On August 29, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Matthews, North Carolina ("Matthews Reserve"). Matthews Reserve, constructed in 1998, contains 212 units plus amenities, including a swimming pool, clubhouse, a fitness center, playgrounds, and a dog park. Matthews Reserve encompasses 199,744 rentable square feet. At September 30, 2018, Matthews Reserve was 96% leased.
On September 14, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Riverview, Florida ("The Park at Kensington"). The Park at Kensington, constructed in 1990, contains 204 units plus amenities, including a swimming pool, clubhouse, a fitness center, and a dog park. The Park at Kensington encompasses 205,471 rentable square feet. At September 30, 2018, The Park at Kensington was 95% leased.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of the Company's three acquired properties during the nine months ended September 30, 2018:

	Contract Purchase Price	Acquisition Fee (1)	Acquisition Costs (2)	Total Real Estate, Cost
Tramore Village
Land	$6,549,731	$144,847	$34,503	$6,729,081
Building and Improvements	36,220,010	801,006	190,800	37,211,816
Furniture, fixtures and equipment	654,973	14,485	3,450	672,908
Intangible Assets	925,286	20,463	4,874	950,623
	$44,350,000	$980,801	$233,627	$45,564,428

Matthews Reserve
Land	$4,023,750	$88,239	$26,799	$4,138,788
Building and Improvements	28,738,626	630,223	191,407	29,560,256
Furniture, fixtures and equipment	372,197	8,162	2,479	382,838
Intangible Assets	665,427	14,592	4,432	684,451
	$33,800,000	$741,216	$225,117	$34,766,333

The Park at Kensington
Land	$3,052,176	$66,511	$33,588	$3,152,275
Building and Improvements	24,634,579	536,818	271,095	25,442,492
Furniture, fixtures and equipment	360,000	7,845	3,962	371,807
Intangible Assets	653,245	14,235	7,189	674,669
	$28,700,000	$625,409	$315,834	$29,641,243

(1)     Represents acquisition fee of 2% of the cost of investments acquired by the Advisor on behalf of the Company.
(2)    Represents transaction costs paid at both closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET
The following table presents the Company's investment in rental properties:

	September 30, 2018	December 31, 2017
Land	$18,761,123	$4,740,979
Building and improvements	117,770,119	24,923,994
Furniture, fixtures, and equipment	2,025,812	256,992
Construction in progress	382,182	13,395
	138,939,236	29,935,360
Less: accumulated depreciation	(2,423,033)	(492,271)
Total rental property, net	$136,516,203	$29,443,089
Depreciation expense for the three and nine months ended September 30, 2018 was $937,827 and approximately $1.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $184,618 and $205,446, respectively.
Loss on disposal of assets: During the three and nine months ended September 30, 2018, the Company recorded losses on the disposal of assets of $38,196 and $44,684, respectively, due to the replacement of appliances at its rental properties in

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

conjunction with unit upgrades. During each of the three and nine months ended September 30, 2017, the Company recorded losses on the disposal of assets of $185,114, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at September 30, 2018 and December 31, 2017 was approximately $1.4 million and $321,468, respectively, net of the accumulated amortization of approximately $1.7 million and $451,775, respectively. At September 30, 2018, the weighted average remaining life of the rental leases was five months.
Amortization for the three months ended September 30, 2018 and 2017 was $498,108 and $160,734, respectively. Amortization for the nine months ended September 30, 2018 and 2017 was approximately $1.2 million and $188,604, respectively. At September 30, 2018, expected amortization for the in-place rental leases for the next 12 months is $1.4 million and none thereafter.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,568,903	$(30,693)	$1,538,210	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(268,069)	21,251,931	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(378,812)	32,246,188	—	—	—
Matthews Reserve	23,850,000	(327,378)	23,522,622	—	—	—
The Park at Kensington	21,760,000	(317,026)	21,442,974	—	—	—
Total	$101,323,903	$(1,321,978)	$100,001,925	$23,114,507	$(336,137)	$22,778,370
The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,084
Bay Club	8/1/2024	4.13%	(2)(6)	77,231	41,743
Tramore Village	4/1/2025	4.06%	(3)(6)	111,423	36,537
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,075	21,010
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,159	43,998

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)    Variable rate based on one-month LIBOR of 2.26% (at September 30, 2018) plus 1.87%, with a maximum interest rate of 5.75%; see Note 13.
(3)     Variable rate based on one-month LIBOR of 2.26% (at September 30, 2018) plus 1.80%, with a maximum interest rate of 6.25%; see Note 13.
(4)     Fixed rate.
(5)    RAI co-guarantees this loan with the Company. See Note 9 for more details.
(6)    Monthly interest-only payment currently required.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

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
Beginning on May 1, 2021, the Company will pay both principal and interest on the Tramore Mortgage Loan based on a 30-year amortization period. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. The Company may prepay the Tramore Mortgage Loan in full at any time (1) after April 1, 2019 and until December 31, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after December 31, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Tramore Mortgage Loan are guaranteed by the Company.
On August 29, 2018, the Company, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $23.9 million secured by Matthews Reserve (the “Matthews Mortgage Loan”). The Matthews Mortgage Loan matures on September 1, 2025. The Matthews Mortgage Loan bears interest at a fixed rate of 4.47%. Monthly payments are interest only for the first 36 months.
Beginning on October 1, 2021, the Company will pay both principal and interest on the Matthews Mortgage Loan based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the yield maintenance prepayment formula for any prepayment made prior to September 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) September 1, 2023 through May 31, 2025. No prepayment premium is required after June 1, 2025. The non-recourse carveouts under the loan documents for the Matthews Mortgage Loan are guaranteed by the Company.
On September 14, 2018, the Company, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $21.8 million secured by The Park at Kensington (the “Kensington Mortgage Loan”). The Kensington Mortgage Loan matures on October 1, 2025. The Kensington Mortgage Loan bears interest at a rate of 4.36%. Monthly payments are interest only for the first 36 months.
Beginning on November 1, 2021, the Company will pay both principal and interest on the Kensington Mortgage Loan based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to October 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) October 1, 2023 through June 30, 2025. No prepayment premium is required after July 1, 2025. The non-recourse carveouts under the loan documents for the Kensington Mortgage Loan are guaranteed by the Company.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending September 30, and thereafter:

2019	$63,662
2020	402,250
2021	650,218
2022	1,709,840
2023	1,815,560
Thereafter	96,682,373
$101,323,903

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended September 30, 2018 and 2017, amortization of deferred financing costs of $34,252 and $4,572, respectively, was included in interest expense. During the nine months ended September 30, 2018 and 2017, amortization of deferred financing costs of $75,474 and $5,390, respectively, was included in interest expense. Accumulated amortization at September 30, 2018 and December 31, 2017 was $100,563 and $22,314, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter:

2019	$203,847
2020	203,755
2021	202,047
2022	199,267
2023	195,459
Thereafter	317,603
$1,321,978

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
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At September 30, 2018, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $7.8 million.
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
SEPTEMBER 30, 2018
(unaudited)

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
Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At September 30, 2018 and December 31, 2017, the Advisor owed the Company $1,640 and $4,192, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.
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
SEPTEMBER 30, 2018
(unaudited)

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
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.   Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results. During the three and nine months ended September 30, 2018, the Company paid $12,134 and $53,119, respectively, into the property loss insurance pool.
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
Other transactions. RAI co-guarantees the mortgage on Payne Place with the Company until such time as the Company achieves the following: (a) owns a minimum of five apartment complexes; (b) has a minimum net worth of $50.0 million; (c) has liquidity of no less than $5.0 million; and (d) has an aggregate portfolio leverage of no more than 65% (see Note 8 for further details). As of September 30, 2018, the Company is in the process of releasing RAI from the guaranty.
The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $4,187 for zoning reports in connection with its acquisition of Tramore Village, Matthews Reserve, and The Park at Kensington during the nine months ended September 30, 2018.
The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	September 30, 2018	December 31, 2017
Due from related parties:
Advisor	$1,640	$4,192
RAI and affiliate - insurance funds held in escrow	368	379
Resource Securities	721	—
	$2,729	$4,571
Due to related parties:
Advisor:
Acquisition-related reimbursements	$—	$6,533
Organization and offering costs	7,827,876	6,167,941
Operating expense reimbursements (including prepaid expenses)	2,444,164	1,810,658
	10,272,040	7,985,132
Manager:
Property management fees	43,546	10,800
Operating expense reimbursements	28,543	3,592
	72,089	14,392
RAI:
Internal audit fee	11,750	3,500
Organization and offering costs	17,673	—
Operating expense reimbursements	8,672	6,625
	38,095	10,125
Resource Securities:
Selling commissions and dealer-manager fees	38,308	22,720
Distribution and shareholder servicing fee	1,641,194	989,515
	1,679,502	1,012,235

	$12,061,726	$9,021,884

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition-related reimbursements (1)	$1,429,280	$641,193	$2,447,999	$641,193
Asset management fees (2)	242,715	60,396	553,536	73,853
Debt financing fees (3)	228,050	107,600	391,175	107,600
Organization and offering costs (4)	244,534	676,441	1,677,364	2,534,177
Operating expense reimbursement (5)	349,260	173,729	830,616	487,934

Manager:
Property management fees (2)	$96,025	$22,542	$211,695	$22,542
Construction management fees (1)	20,603	336	48,769	336
Operating expense reimbursements (6)	16,713	—	43,110	—

RAI:
Internal audit fee (5)	$11,750	$3,500	$27,000	$9,750
Organization and offering costs (4)	17,673	—	17,673	—

Resource Securities:
Selling commissions and dealer-manager fees (7)	$599,872	$325,954	$1,822,567	$961,987
Distribution and shareholder servicing fee (7)	309,848	176,075	969,754	619,546

Other:
The Planning & Zoning Resource Company (1)	$2,207	$1,079	$4,187	$1,079

(1)     Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)    Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)    Included in Mortgage notes payable on the consolidated balance sheets.

(4)	Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs and Stockholders' equity on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.

(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)    Included in Stockholders' equity on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

NOTE 10 - EARNINGS PER SHARE
The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Net loss	$(1,937,512)	$(1,602,783)	$(4,152,117)		$(2,251,780)
Less: Class A common stock cash distributions declared	86,722	81,555	251,790		119,955
Less: Class T common stock cash distributions declared	124,218	115,789	359,912		142,039
Less: Class R common stock cash distributions declared	688,371	35,094	1,597,300		35,094
Less: Class I common stock cash distributions declared	31,283	3,453	66,524		3,453
Undistributed net loss attributable to common stockholders	$(2,868,106)	$(1,838,674)	$(6,427,643)		$(2,552,321)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(260,647)	$(606,418)	$(705,912)		$(1,072,505)
Class A common stock cash distributions declared	86,722	81,555	251,790		119,955
Net loss attributable to Class A common stockholders	$(173,925)	$(524,863)	$(454,122)		$(952,550)
Net loss per Class A common share, basic and diluted	$(0.28)	$(0.85)	$(0.73)		$(1.76)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	629,450	616,733	626,180		540,022

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(454,747)	$(1,050,879)	$(1,229,638)		$(1,356,356)
Class T common stock cash distributions declared	124,218	115,789	359,912		142,039
Net loss attributable to Class T common stockholders	$(330,529)	$(935,090)	$(869,726)		$(1,214,317)
Net loss per Class T common share, basic and diluted	$(0.30)	$(0.87)	$(0.80)		$(1.78)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,098,193	1,068,753	1,090,752		682,945

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(2,088,367)	$(165,126)	$(4,367,890)		$(112,398)
Class R common stock cash distributions declared	688,371	35,094	1,597,300		35,094
Net loss attributable to Class R common stockholders	$(1,399,996)	$(130,032)	$(2,770,590)	—	$(77,304)
Net loss per Class R common share, basic and diluted	$(0.28)	$(0.77)	$(0.72)		$(1.37)
Weighted-average number of Class R common shares outstanding, basic and diluted	5,043,308	167,935	3,874,540		56,594

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(64,345)	$(16,251)	$(124,203)		$(11,062)
Class I common stock cash distributions declared	31,283	3,453	66,524		3,453
Net loss attributable to Class I common stockholders	$(33,062)	$(12,798)	$(57,679)		$(7,609)
Net loss per Class I common share, basic and diluted	$(0.21)	$(0.77)	$(0.52)		$(1.37)
Weighted-average number of Class I common shares outstanding, basic and diluted	155,389	16,527	110,174		5,570

(1)	Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

NOTE 11 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At September 30, 2018, no shares of preferred stock were issued or outstanding.
Convertible Stock
The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At September 30, 2018, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.
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
No triggering events have occurred as of September 30, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

At September 30, 2018, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	5,497,905	$52,512,814	190,706	$1,733,320
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	17,347	164,778	40,049	363,717	85,730	780,489	484	4,323
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	631,414	$5,966,254	1,105,540	$10,307,182	5,583,635	$53,293,303	191,190	$1,737,643
Shares redeemed and retired	—		(2,154)		(945)		—
Total shares issued and outstanding at September 30, 2018	631,414		1,103,386		5,582,690		191,190

(1)    Includes 222,222 of Class A shares issued to RAI.
Redemptions
During the nine months ended September 30, 2018, the Company redeemed shares of its outstanding Class T and Class R common stock as follows:

	Class T		Class R
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2018	—	—	—	—
February 2018	—	—	—	—
March 2018	2,154	$8.59	—	—
April 2018	—	—	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	—	—	945	$8.38
	2,154		945
All redemptions requests tendered were honored during the nine months ended September 30, 2018.
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
SEPTEMBER 30, 2018
(unaudited)

program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.
Distributions
Cash Distributions
During the nine months ended September 30, 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 30, 2018 through December 30, 2018, which were or will be paid on April 30, 2018, May 31, 2018, June 29, 2018, July 31, 2018, August 31, 2018, September 28, 2018, October 31, 2018, November 30, 2018 and December 31, 2018.
The distributions declared for the periods from March 30, 2018 through June 28, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
The distributions declared for the periods from June 29, 2018 through December 30, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001458630 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.
Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.
The following table presents information regarding the Company's distributions declared and paid to stockholders during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Cash distributions declared	$86,722	$124,218	$688,371	$31,283	$930,594	$251,790	$359,912	$1,597,300	$66,524	$2,275,526

Cash distributions reinvested in shares of common stock paid	$28,736	$73,672	$310,344	$1,205	$413,957	$90,985	$220,696	$704,667	$3,136	$1,019,484
Cash distributions paid in cash	54,804	45,703	229,200	21,548	351,255	155,494	131,108	518,919	41,891	847,412
Total distributions paid	$83,540	$119,375	$539,544	$22,753	$765,212	$246,479	$351,804	$1,223,586	$45,027	$1,866,896
At September 30, 2018, the Company had accrued $862,507 for the cash distributions paid or to be paid, in cash or DRIP shares, on October 31, 2018, November 30, 2018, and December 31, 2018, which is reported in distributions payable in the consolidated balance sheet.
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
SEPTEMBER 30, 2018
(unaudited)

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
During the nine months ended September 30, 2018, derivatives (interest rate caps) of $28,500 were acquired in conjunction with the acquisition financing of Tramore Village. Derivatives are reported at fair value in the consolidated balance sheets and are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2).
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Interest rate caps	$—	$12,120	$—	$12,120

December 31, 2017
Assets:
Interest rate caps	$—	$3,408	$—	$3,408

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The carrying and fair values of the Company’s mortgage notes payable - outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
	Outstanding Borrowings	Fair Value	Outstanding Borrowings	Fair Value
Mortgage notes payable- outstanding borrowings	$101,323,903	$99,308,988	$23,114,507	$22,236,396
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into two interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During each of the three and nine months ended September 30, 2018, the Company recorded $10 of hedge ineffectiveness in earnings. There was no hedge ineffectiveness in earnings during the three and nine months ended September 30, 2017.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At September 30, 2018, the Company estimates that an additional $6,400 will be reclassified as an increase to interest expense over the next 12 months.

(Back to Index)

(Back to Index)
RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2018
(unaudited)

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at September 30, 2018 and December 31, 2017:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
September 30, 2018	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2017	Interest rate cap	1	$21,520,000	August 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2018 and December 31, 2017:

Asset Derivatives				Liability Derivatives
September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$12,120	Prepaid expenses and other assets	$3,408	—	$—	—	$—

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
Operating expenses for the four fiscal quarters ended September 30, 2018 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

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

Results of Operations
We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At September 30, 2018, we owned five multifamily properties. As such, we had limited operating results during the three and nine months ended September 30, 2018 and 2017.
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

(Back to Index)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth the results of our operations:

	Three Months Ended September 30,
	2018	2017
Revenues:
Rental income	$2,101,119	$521,581
Utilities income	90,218	19,603
Ancillary tenant fees	35,187	3,247
Total revenues	2,226,524	544,431

Expenses:
Rental operating - expenses	422,733	104,687
Rental operating - payroll	224,508	74,326
Rental operating - real estate taxes	382,050	57,550
Subtotal- rental operating	1,029,291	236,563
Acquisition costs	—	823,411
Property management fees	2,575	2,776
Management fees - related parties	338,741	82,938
General and administrative	636,156	342,956
Loss on disposal of assets	38,196	185,114
Depreciation and amortization expense	1,435,935	345,351
Total expenses	3,480,894	2,019,109
Loss before other income (expense)	(1,254,370)	(1,474,678)

Other income (expense):
Interest income	51,621	3,902
Interest expense	(734,763)	(132,007)
Net loss	$(1,937,512)	$(1,602,783)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$2,101,119	$—	$2,101,119	$521,581	$—	$521,581
Utility income	90,218	—	90,218	19,603	—	19,603
Ancillary tenant fees	35,187	—	35,187	3,247	—	3,247
Total revenues	2,226,524	—	2,226,524	544,431	—	544,431

Expenses:
Rental operating - expenses	422,733	—	422,733	104,687	—	104,687
Rental operating - payroll	222,296	2,212	224,508	74,326	—	74,326
Rental operating - real estate taxes	382,050	—	382,050	57,550	—	57,550
Subtotal- rental operating	1,027,079	2,212	1,029,291	236,563	—	236,563
Acquisition costs	—	—	—	823,411	—	823,411
Property management fees	2,575	—	2,575	2,776	—	2,776
Management fees - related parties	96,026	242,715	338,741	22,542	60,396	82,938
General and administrative	98,828	537,328	636,156	54,594	288,362	342,956
Loss on disposal of assets	38,196	—	38,196	185,114	—	185,114
Depreciation and amortization expense	1,435,935	—	1,435,935	345,351	—	345,351
Total expenses	2,698,639	782,255	3,480,894	1,670,351	348,758	2,019,109
Loss before other income (expense)	(472,115)	(782,255)	(1,254,370)	(1,125,920)	(348,758)	(1,474,678)

Other income (expense):
Interest income	151	51,470	51,621	93	3,809	3,902
Interest expense	(734,763)	—	(734,763)	(132,007)	—	(132,007)
Net loss	$(1,206,727)	$(730,785)	$(1,937,512)	$(1,257,834)	$(344,949)	$(1,602,783)
Total revenues
Total revenues for the three months ended September 30, 2018 increased by approximately $1.7 million as compared to the three months ended September 30, 2017 due to five properties owned at September 30, 2018 as compared to two properties owned at September 30, 2017.
Rental operating - expenses, payroll, and real estate taxes
Rental operating - expenses, payroll, and real estate taxes expense for the three months ended September 30, 2018 increased by approximately $793,000 as compared to the three months ended September 30, 2017 due to five properties owned at September 30, 2018 as compared to two properties owned at September 30, 2017.
Acquisition Costs
Acquisition costs for the three months ended September 30, 2018 decreased by approximately $823,000 as compared to the three months ended September 30, 2017 due to the adoption of ASU No. 2017-01 which allowed us to include acquisition costs in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets.

(Back to Index)

Management fees - related parties
Management fees - related parties expense for the three months ended September 30, 2018 increased by approximately $256,000 as compared to the three months ended September 30, 2017 due to an increase in property management fees and asset management fees due to the acquisition of three additional properties.
General and administrative
General and administrative expense for the three months ended September 30, 2018 increased by approximately $293,000 as compared to the three months ended September 30, 2017 due to the acquisition of three additional properties, as well as increases in payroll expense allocated from our Advisor, professional fees, and software costs related to internal and external reporting.
Loss on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2018 decreased by approximately $147,000 as compared to the three months ended September 30, 2017 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2018 increased by approximately $1.1 million as compared to the three months ended September 30, 2017 due to five properties owned at September 30, 2018, with a net asset value of approximately $136.5 million as compared to two properties owned at September 30, 2017, with a net asset value of approximately $29.7 million.
Interest expense
Interest expense for the three months ended September 30, 2018 increased by approximately $603,000 as compared to the three months ended September 30, 2017 due to five properties owned at September 30, 2018, which secured debt totaling approximately $101.3 million, as compared to two properties owned at September 30, 2017, which secured debt totaling approximately $23.1 million.

(Back to Index)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following table sets forth the results of our operations:

	Nine Months Ended September 30,
	2018	2017
Revenues:
Rental income	$4,645,983	$622,735
Utilities income	204,423	19,603
Ancillary tenant fees	66,433	3,247
Total revenues	4,916,839	645,585

Expenses:
Rental operating - expenses	906,013	133,653
Rental operating - payroll	503,040	74,326
Rental operating - real estate taxes	689,242	69,184
Subtotal- rental operating	2,098,295	277,163
Acquisition costs	—	906,644
Property management fees	6,936	7,538
Management fees - related parties	765,232	96,395
General and administrative	1,591,276	883,360
Loss on disposal of assets	44,684	185,114
Depreciation and amortization expense	3,150,881	394,050
Total expenses	7,657,304	2,750,264
Loss before other income (expense)	(2,740,465)	(2,104,679)

Other income (expense):
Other income	—	1,500
Interest income	121,835	9,386
Interest expense	(1,533,487)	(157,987)
Net loss	$(4,152,117)	$(2,251,780)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$4,645,983	$—	$4,645,983	$622,735	$—	$622,735
Utility income	204,423	—	204,423	19,603	—	19,603
Ancillary tenant fees	66,433	—	66,433	3,247	—	3,247
Total revenues	4,916,839	—	4,916,839	645,585	—	645,585

Expenses:
Rental operating - expenses	906,013	—	906,013	133,653	—	133,653
Rental operating - payroll	499,558	3,482	503,040	74,326	—	74,326
Rental operating - real estate taxes	689,242	—	689,242	69,184	—	69,184
Subtotal- rental operating	2,094,813	3,482	2,098,295	277,163	—	277,163
Acquisition costs	—	—	—	906,644	—	906,644
Property management fees	6,936	—	6,936	7,538	—	7,538
Management fees - related parties	211,696	553,536	765,232	22,542	73,853	96,395
General and administrative	190,949	1,400,327	1,591,276	57,391	825,969	883,360
Loss on disposal of assets	44,684	—	44,684	185,114	—	185,114
Depreciation and amortization expense	3,150,881	—	3,150,881	394,050	—	394,050
Total expenses	5,699,959	1,957,345	7,657,304	1,850,442	899,822	2,750,264
Loss before other income (expense)	(783,120)	(1,957,345)	(2,740,465)	(1,204,857)	(899,822)	(2,104,679)

Other income (expense):
Other income	—	—	—	1,500	—	1,500
Interest income	341	121,494	121,835	172	9,214	9,386
Interest expense	(1,533,487)	—	(1,533,487)	(157,987)	—	(157,987)
Net loss	$(2,316,266)	$(1,835,851)	$(4,152,117)	$(1,361,172)	$(890,608)	$(2,251,780)
Total revenues
Total revenues for the nine months ended September 30, 2018 increased by approximately $4.3 million as compared to the nine months ended September 30, 2017 due to five properties owned at September 30, 2018 as compared to two properties owned at September 30, 2017.
Rental operating - expenses, payroll, and real estate taxes
Rental operating - expenses, payroll, and real estate taxes expense for the nine months ended September 30, 2018 increased by approximately $1.8 million as compared to the nine months ended September 30, 2017 due to five properties owned at September 30, 2018 as compared to two properties owned at September 30, 2017.
Acquisition Costs
Acquisition costs for the nine months ended September 30, 2018 decreased by approximately $907,000 as compared to the nine months ended September 30, 2017 due to the adoption of ASU No. 2017-01 which allowed us to include acquisition costs in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets.

(Back to Index)

Management fees - related parties
Management fees - related parties expense for the nine months ended September 30, 2018 increased by approximately $669,000 as compared to the nine months ended September 30, 2017 due to an increase in property management fees and asset management fees due to the acquisition of three additional properties.
General and administrative
General and administrative expense for the nine months ended September 30, 2018 increased by approximately $708,000 as compared to the nine months ended September 30, 2017 due to the acquisition of three additional properties, as well as increases in payroll expense allocated from our Advisor, professional fees, and software costs related to internal and external reporting.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2018 decreased by approximately $140,000 as compared to the nine months ended September 30, 2017 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2018 increased by approximately $2.8 million as compared to the nine months ended September 30, 2017 due to five properties owned at September 30, 2018, with a net asset value of approximately $136.5 million as compared to two properties owned at September 30, 2017, with a net asset value of approximately $29.7 million.
Interest expense
Interest expense for the nine months ended September 30, 2018 increased by approximately $1.4 million as compared to the nine months ended September 30, 2017 due to five properties owned at September 30, 2018, which secured debt totaling approximately $101.3 million, as compared to two properties owned at September 30, 2017, which secured debt totaling approximately $23.1 million.

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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks

(Back to Index)

(Back to Index)

or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2018, we have purchased five properties using both offering proceeds and debt financing.
If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of September 30, 2018, we have raised approximately $70.0 million in our public offering.
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
Capital Expenditures
We deployed a total of $965,824 during the nine months ended September 30, 2018 for capital expenditures:

Multifamily Community	Capital deployed during nine months ended September 30, 2018	Remaining capital budgeted
Payne Place	$6,100	$39,347
Bay Club	809,645	1,146,411
Tramore Village	142,994	4,177,517
Matthews Reserve	6,509	2,989,163
The Park at Kensington	576	2,145,255
	$965,824
Gross offering proceeds
At September 30, 2018, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering	586,207	$5,601,476	1,049,996	$9,943,465	5,497,905	$52,512,814	190,706	$1,733,320
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	17,347	164,778	40,049	363,717	85,730	780,489	484	4,323
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	631,414	$5,966,254	1,105,540	$10,307,182	5,583,635	$53,293,303	191,190	$1,737,643
Shared redeemed and retired	—		(2,154)		(945)		—
Total shares outstanding at September 30, 2018	631,414		1,103,386		5,582,690		191,190

(Back to Index)

(Back to Index)

Mortgage Debt
The following table presents a summary of our mortgage notes payable, net:

	September 30, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,568,903	$(30,693)	$1,538,210	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(268,069)	21,251,931	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(378,812)	32,246,188	—	—	—
Matthews Reserve	23,850,000	(327,378)	23,522,622	—	—	—
The Park at Kensington	21,760,000	(317,026)	21,442,974	—	—	—
Total	$101,323,903	$(1,321,978)	$100,001,925	$23,114,507	$(336,137)	$22,778,370
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.
As of September 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.22%.
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

(Back to Index)

(Back to Index)

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
As of September 30, 2018, we have incurred approximately $8.1 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of September 30, 2018, our Advisor has advanced approximately $7.8 million of these costs on our behalf and we have paid approximately $300,000 of these costs directly.
As of September 30, 2018, we have charged approximately $2.6 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of $5.6 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to our Advisor.
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
We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $486,618 for the full five year period at September 30, 2018, of which we paid $137,608 cumulatively through September 30, 2018. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $1,558,885 at September 30, 2018, of which we paid $266,701 cumulatively through September 30, 2018. The total accrual of approximately $1.6 million is included in due to related parties on our consolidated balance sheet at September 30, 2018.

(Back to Index)

(Back to Index)

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
Operating expenses for the four fiscal quarters ended September 30, 2018 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
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

Distributions
Cash Distributions
For the three and nine months ended September 30, 2018, we declared and paid aggregate distributions, which were paid from operating activities, debt financing, and offering proceeds, as follows:

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Cash distributions declared	$86,722	$124,218	$688,371	$31,283	$930,594	$251,790	$359,912	$1,597,300	$66,524	$2,275,526

Cash distributions reinvested in shares of common stock paid	$28,736	$73,672	$310,344	$1,205	$413,957	$90,985	$220,696	$704,667	$3,136	$1,019,484
Cash distributions paid in cash	54,804	45,703	229,200	21,548	351,255	155,494	131,108	518,919	41,891	847,412
Total distributions paid	$83,540	$119,375	$539,544	$22,753	$765,212	$246,479	$351,804	$1,223,586	$45,027	$1,866,896
At September 30, 2018, we had accrued $862,507 for the cash distributions paid or to be paid, in cash or DRIP shares, on October 31, 2018, November 30, 2018, and December 31, 2018, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.

(Back to Index)

(Back to Index)

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2018:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by Operating Activities	Total	Per Share(1)	Operating Activities	Offering Proceeds	Debt Financing
							Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$137,027	$172,518	$309,545	$39,801	$587,812	$0.131	$39,801 / 12.9%	$269,744 / 87.1%	- / -
Second quarter	359,130	433,009	792,139	317,894	757,120	$0.133	$317,894 / 40.1%	$474,243 / 59.9%	- / -
Third quarter	351,255	413,957	765,212	84,318	930,594	$0.137	$84,318 / 11.0%	$680,894 / 89.0%	- / -
Total	$847,412	$1,019,484	$1,866,896	$442,013	$2,275,526

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$.001434521 per day	248,431	227,843	476,274
Three months ended March 31, 2018	$.001434521 per day	172,518	137,027	309,545
Three months ended June 30, 2018	$.001434521 per day	433,009	359,130	792,139
Three months ended September 30, 2018	$.001458630 per day	413,957	351,255	765,212
		$1,313,307	$1,134,461	$2,447,768

(1)    Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.
Our net loss attributable to common stockholders for the nine months ended September 30, 2018 was $4,152,117 and net cash provided by operating activities was $442,013. Our cumulative cash distributions and net loss attributable to common stockholders from inception through September 30, 2018 are $2,447,768 and approximately $8.1 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders - GAAP	$(1,937,512)	$(1,602,783)	$(4,152,117)	$(2,251,780)
Depreciation expense	937,827	184,618	1,936,489	205,446
FFO attributable to common stockholders	(999,685)	(1,418,165)	(2,215,628)	(2,046,334)
Adjustments for straight-line rents	416	(58)	6,874	1,885
Amortization of intangible lease assets	498,108	160,734	1,214,392	188,604
Acquisition costs	—	823,411	—	906,644
MFFO attributable to common stockholders	$(501,161)	$(434,078)	$(994,362)	$(949,201)

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2017 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

(Back to Index)

(Back to Index)

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2018, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 5,497,905 Class R shares and 190,706 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $70.0 million. From the commencement of our public offering through September 30, 2018, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$1,646,987
Dealer manager fees	2,072,326
Distribution and shareholder servicing fee (1)	2,045,504
Other organization and offering costs (2)	2,569,050
Total expenses	$8,333,867

(1)
Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At September 30, 2018, $1,641,194 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At September 30, 2018, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through September 30, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $63.7 million. As of September 30, 2018, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $137.7 million in real estate investments. Of the amount used for the purchase of these investments, approximately $3.0 million was paid to our Advisor as acquisition fees and approximately $150,000 was paid to other affiliates for acquisition expense reimbursements.
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
Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program are as set forth below as of June 29, 2018:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No Repurchase Allowed
1 year	$8.37
2 years	$8.60
3 years	$8.82
4 years	$9.05

(Back to Index)

(Back to Index)

Prior to June 29, 2018, unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
Notwithstanding the foregoing, prior to June 29, 2018, shares received as a stock dividend were redeemed at a purchase price of $0.00. In addition, the purchase price per share was adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Shares repurchased in connection with a stockholder’s death or qualifying disability were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, 100% of our NAV, as determined by our board of directors, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
During the three months ended September 30, 2018, we redeemed shares of our Class R common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
July 2018	—	—	—	(2)
August 2018	—	—	—	(2)
September 2018	945	$8.38	—	(2)
	945

(1)
All redemptions of equity securities in the three months ended September 30, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended September 30, 2018.

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

(Back to Index)

(Back to Index)

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
10.1
First Amendment to Advisory Agreement by and between Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 13, 2018 (incorporated by reference to Exhibit No. 10.13 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.2
Advisory Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2018)

10.3	Sale, Purchase, and Escrow Agreement by and between Matthews Reserve II, LLC, Resource Apartment OP III, LP, and Republic Title of Texas, Inc., dated July 9, 2018
10.4	Multifamily Loan and Security Agreement by and between RRE Matthews Reserve Holdings, LLC and CBRE Capital Markets, Inc., dated August 28, 2018
10.5	Multifamily Note by RRE Matthews Reserve Holdings, LLC in favor of CBRE Capital Markets, Inc., dated August 28, 2018
10.6	Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated July 23, 2018
10.7	First Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated August 2, 2018
10.8	Second Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated September 11, 2018
10.9	Third Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated September 13, 2018
10.10	Multifamily Loan and Security Agreement by and between RRE Kensington Holdings, LLC and CBRE Capital Markets, Inc., dated September 14, 2018
10.11	Multifamily Note by RRE Kensington Holdings, LLC in favor of CBRE Capital Markets, Inc., dated September 14, 2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)
99.2	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 24, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

November 9, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)