Form 10-K
period 2018-12-31
Resource Apartment REIT III, Inc.
filed 2019-03-22
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55923

RESOURCE APARTMENT REIT III, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4608249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103

(Address of principal executive offices) (Zip code)

(215) 231-7050

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

Class T Common Stock, $0.01 par value per share

Class R Common Stock, $0.01 par value per share

Class I Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant's shares of common stock. There were 6,038,914 shares of common stock held by non-affiliates at June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $54,652,172, assuming an estimated value per share of $9.05, which amount was the Registrant’s estimated value per share as determined by its board of directors on June 27, 2018.  For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of March 31, 2018, see the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2018. As of March 18, 2019, there were 636,367 outstanding shares of Class A common stock, 1,116,749 outstanding shares of Class T common stock, 8,410,341 outstanding shares of Class R common stock and 417,556 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

Registrant incorporates by reference portions of the Resource Apartment REIT III, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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

•

Based on sales volume to date, we expect to raise substantially less than the maximum offering amount in our initial public offering. Because we expect to raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, increases the risk that our stockholders will lose money in their investment.

•

Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor.  Distributions paid through December 31, 2018 have been funded in part with offering proceeds. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.  In addition, to the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

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

At December 31, 2018, we owned five multifamily properties, as described further in "Item 2. Properties". We intend to continue to purchase and manage a diversified portfolio of U.S. commercial real estate and real estate-related debt, including properties that may benefit from renovations that may increase their long-term values.

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

We are externally managed by Resource REIT Advisor, LLC, which we refer to as our Advisor. Our Advisor manages our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition of certain insignificant investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our "Board"). Our Advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We elected to be taxed as a REIT commencing with our taxable year that ended December 31, 2017. If we continue to qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will continue to operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes so as to retain our REIT qualification.

Our Advisor is an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls our Advisor, our Dealer Manager and Resource Apartment Manager III, LLC (our "Manager").  C-III also controls all of the shares of our common stock held by RAI and our Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.

We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

Our Offering

We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). Through July 2, 2017, we offered shares of Class A and Class T common stock.  As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock.

4
(Back to Index)

(Back to Index)

The initial prices per share for each class of shares of our common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$10.00	$9.47	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90

On June 27, 2018, our board of directors determined a net asset value (“NAV”) per share of our common stock of $9.05 based on the estimated market value of our portfolio of investments as of March 31, 2018.  A full description of the methodologies used to calculate our estimated NAV per share as of March 31, 2018, is included in our Current Report on Form 8-K filed with the SEC on June 29, 2018.  Based on this estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering. Effective July 2, 2018, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.68	$9.28
Offering Price under the DRIP (1)	$9.05	$9.05	$9.05	$9.05

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

On March 21, 2019, our board of directors approved an estimated NAV per share of our common stock of $9.12 and approved updated offering prices for shares of our Class R and Class I common stock. See “Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information.”  Effective March 25, 2019, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.75	$9.35
Offering Price under the DRIP (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

As of December 31, 2018, we have raised aggregate primary offering proceeds of approximately $86.3 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 7,052,216 Class R shares and 328,958 Class I shares of common stock.

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

5
(Back to Index)

(Back to Index)

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

ITEM 1A.	RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2018, we owned five multifamily properties. The following is a summary of our real estate properties:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Year of Construction	Number of Units	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit(3)	Mortgage Debt Secured by Property
Payne Place	Alexandria, VA	8/19/2016	$2,500,000	1950	11	605	100.0%	$1,604	$1,625,000
Bay Club	Jacksonville, FL	7/31/2017	28,300,000	1990	220	1,016	92.7%	1,154	21,520,000
Tramore Village	Austell, GA	3/22/2018	44,350,000	1999	324	1,077	96.3%	1,066	32,625,000
Matthews Reserve	Matthews, NC	8/29/2018	33,800,000	1998	212	942	91.5%	1,161	23,850,000
The Park at Kensington	Riverview, FL	9/14/2018	28,700,000	1990	204	1,007	94.6%	1,139	21,760,000
					971
(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.
(2)	Physical occupancy rate is defined as the units occupied at December 31, 2018 divided by the total number of residential units.
(3)

Effective monthly rental revenue per unit has been calculated based on the leases in effect at December 31, 2018, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect

6
(Back to Index)

(Back to Index)

on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

7
(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

At March 18, 2019, 10,581,013 shares of our common stock were outstanding, of which 15,378 were held by the Advisor and 227,822 were held by RAI. At March 18, 2019, there were 104 holders of Class A shares, 298 holders of Class T shares, 2,243 holders of Class R shares, and 40 holders of Class I shares.

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.

Estimated Value Per Share

On March 21, 2019, our board of directors approved an estimated value per share of our common stock of $9.12 based on the estimated market value of our portfolio of investments as of December 31, 2018. There have been no material changes between December 31, 2018 and the date of this filing that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participate in this offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2018. Duff & Phelps held discussions with senior management of the advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in three multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2018. The Duff & Phelps valuation report ("Valuation Report") summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.42 to $9.84, with an approximate midpoint value of $9.12 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the advisor, the conflicts committee recommended to our board of directors that it adopt $9.12 as the estimated value per share of common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.12 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

8
(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2018 net asset value (in thousands, except per share amounts):

	December 31, 2018 Net Asset Value	December 31, 2018 Net Asset Value per Share
Investments	$151,000	$16.32
Cash	32,827	3.55
Other Assets	3,469	0.37
Mortgage Notes Payable	(100,809)	(10.89)
Other Liabilities	(2,088)	(0.23)
Net asset value	$84,399	$9.12

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2018, as well as the calculation of our prior estimated net asset value per share as of March 31, 2018:

	December 31, 2018 Net Asset Value per Share	March 31, 2018 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments	$16.32	$15.73	$0.59
Cash	3.55	4.11	(0.56)
Other Assets	0.37	0.28	0.09
Mortgage Notes Payable	(10.89)	(10.92)	0.03
Other Liabilities	(0.23)	(0.15)	(0.08)
	$9.12	$9.05	$0.07

(1)

For information relating to the March 31, 2018 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Current Report on Form 8-K filed on June 27, 2018.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of common stock outstanding, even modest changes in key assumptions made in appraising the real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount that the shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Methodology

Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to calculate the estimated value per share:

Real Estate

Independent Valuation Firm

Duff & Phelps was recommended by our Advisor, and approved by our conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. Neither us, our Advisor nor any of our affiliates have engaged Duff & Phelps for any other types of services during the two years prior to the date of this filing. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of Duff & Phelps as certified in the applicable appraisal reports.

9
(Back to Index)

(Back to Index)

The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors our cause, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the appraisal. The appraisal was performed in accordance with the Code of Ethics & Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Valuation Report was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Valuation Report, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchase thereof or the acquisition of all or any part of us.

Duff & Phelps collected all reasonably available material information that it deemed relevant in estimating the market value of our real estate properties and other investments. In conducting its investigations and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. Duff & Phelps relied on our management or our advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In performing its analysis of our real estate properties and other investments, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that no hazardous materials had been present or were present previously, that no deed restrictions existed, and that the properties were responsibly owned and managed by competent property management. Furthermore, Duff & Phelps’s analysis, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’s analyses and conclusions. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values. The Valuation Report, including the analyses, opinions and conclusions set forth in such report, is qualified by the assumptions, qualifications and limitations set forth in the Valuation Report.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2018, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (“NOI”) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for one of our properties that has finished renovations and stabilized their operations. Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for four of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2018.

The following summarizes the range of overall capitalization rates used to arrive at the estimated market value of our one stabilized property:

	Value	Weighted Average Basis
Overall Capitalization Rate	5.00%	5.00%

10
(Back to Index)

(Back to Index)

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our four unstabilized properties that are currently undergoing renovations:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	5.25% to 5.50%	5.44%
Discount Rate	7.00% to 8.00%	7.37%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, our estimated value per share. As of December 31, 2018, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $151.0 million compared to a total of purchase price and capital expenditures, through December 31, 2018, of $139.9 million.

The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%. Since the majority of the valuations employed utilized the discounted cash flow methodology, changes in overall capitalization rates yielded minimal variances and are therefore excluded from the table below:

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$8.42	$9.86	$8.35	$9.93
Discount Rate	$9.00	$9.21	$8.97	$9.26

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by us, which are disclosed in this Annual Report on Form 10-K.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participate in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2019 customer account statements that will be mailed in April 2019. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;
•	a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of us;
•	the shares of common stock would trade at the estimated value per share on a national securities exchange;
•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of the shares of common stock;

11
(Back to Index)

(Back to Index)

•	another independent third-party appraiser or third-party valuation firm would agree with the estimated value per share; or
•	the methodology used to calculate the estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2018 is based on the estimated value of our investments as of December 31, 2018. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2018 including, but not limited to, (i) the sale of common stock in this offering, (ii) the issuance of common stock under the distribution reinvestment plan, (iii) net operating income earned and distributions declared, (iv) the redemption of shares and (v) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of the shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Primary Offering Prices

In connection with the establishment of the estimated value per share, on March 21, 2019, our board of directors established updated offering prices for shares of common stock to be sold in the primary portion of our initial public offering. Effective March 25, 2019, Class R shares will be offered at a price of $9.75 per share and Class I shares will be offered at a price of $9.35 per share. Class R shares have discounts available to certain categories of purchasers. Subscriptions received on or before March 22, 2019 will be processed at the currently effective offering prices and subscriptions received after such date will be processed at the updated offering prices, in each case subject to discounts that may be available for some categories of investors.

The updated offering prices of shares of common stock to be sold in the primary offering was determined by adding certain offering costs to the estimated value per share as established by our board of directors on March 21, 2019 and discussed above. These costs include selling commissions, dealer manager fees and certain other offering costs so that any dilutive impact to our existing stockholders is minimized. The table below sets forth the calculation of the updated primary offering prices effective for purchases of shares of common stock to be sold in our initial public offering beginning March 25, 2019. Duff & Phelps did not participate in the determination of the updated primary offering prices.

December 31, 2018 Net Asset Value per Share
Class R Common Stock:
Estimated NAV per share	$9.12
Offering related costs	0.63
Updated primary offering price per share	$9.75
Class I Common Stock:
Estimated NAV per share	$9.12
Offering related costs	0.23
Updated primary offering price per share	$9.35

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 29, 2019, participants will acquire shares of our common stock under the plan at a price equal to $9.12 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must receive notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the distribution reinvestment plan, if a participant wishes to terminate participation in the distribution reinvestment plan for the March 2019 purchase date, participants must notify the Company of such decision and we must receive the notice by the close of business on

12
(Back to Index)

(Back to Index)

March 26, 2019, which is two business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Apartment REIT III, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

Unless the shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will now be as follows:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

For a stockholder’s shares to be eligible for redemption in June 2019 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by May 31, 2019.

The complete share redemption program plan document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 24, 2018 and is available at the SEC’s website at http://www.sec.gov.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$9.05	March 31, 2018	Form 8-K filed June 27, 2018

Unregistered Sales of Equity Securities

All securities sold by us during the year ended December 31, 2018 were sold in an offering registered under the Securities Act of 1933.

Use of Proceeds

On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, was declared effective under the Securities Act of 1933. We retained our Dealer Manager as the dealer manager for our offering. We currently expect to offer shares of common stock in the primary offering until the registration statement relating to our proposed follow-on offering is declared effective by the SEC.

We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through July 2, 2017, we offered shares of Class A and Class T common stock.  As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock.

The initial prices per share for each class of shares of our common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$10.00	$9.47	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90

On June 27, 2018, our board of directors determined a NAV per share of our common stock of $9.05 based on the estimated market value of our portfolio of investments as of March 31, 2018.  A full description of the methodologies used to calculate our estimated NAV per share as of March 31, 2018, is included in our Current Report on Form 8-K filed with the SEC on June 29, 2018.  Based on this estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering. Effective July 2, 2018, the price per share for each class of shares of our common stock became:

13
(Back to Index)

(Back to Index)

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.68	$9.28
Offering Price under the DRIP (1)	$9.05	$9.05	$9.05	$9.05

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

On March 21, 2019, our board of directors approved an estimated NAV per share of our common stock of $9.12 and approved updated offering prices for shares of our Class R and Class I common stock. See “Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information.”  Effective March 25, 2019, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.75	$9.35
Offering Price under the DRIP (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

At December 31, 2018, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 7,052,216 Class R shares and 328,958 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $86.3 million. From the commencement of our public offering through December 31, 2018, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$1,985,971
Dealer manager fees	2,579,685
Distribution and shareholder service fee (1)	2,378,766
Other organization and offering costs (2)	3,452,775
Total expenses	$10,397,197

(1)

Outstanding Class T and R shares issued in our primary offering are generally subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. December 31, 2018, approximately $1.8 million of these fees are unpaid and included in due to related parties on our consolidated balance sheets. Our Dealer Manager generally reallows all distribution and shareholder servicing fees to participating broker-dealers.

(2)	At December 31, 2018, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through December 31, 2018, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as they do not reduce the net offering proceeds to us, were approximately $78.3 million. At December 31, 2018, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $137.7 million in real estate investments. Of the amount used for the purchase of these investments, approximately $3.0 million was paid to our Advisor as acquisition fees and approximately $150,000 was paid to other affiliates for acquisition expense reimbursements.

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

We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the weighted-average number of shares of common stock outstanding during the 12-month period immediately prior to the effective

14
(Back to Index)

(Back to Index)

date of redemption. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive). Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other involuntary exigent circumstances, in which our Board reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement.

Prior to June 29, 2018, shares repurchased in connection with a stockholder’s death or qualifying disability were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, subject to any special distributions previously made to our stockholders. Effective June 29, 2018, shares repurchased in connection with a stockholder’s death or qualifying disability are repurchased at a price per share equal to 100% of the current NAV.

Shares repurchased in connection with a stockholder’s other involuntary exigent circumstances, such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described below.

Notwithstanding the foregoing, prior to June 29, 2018, shares received as a stock dividend were redeemed at a purchase price of $0.00.  Effective June 29, 2018, shares received as a stock dividend are redeemed at the redemption price applicable to that stockholder’s initial share purchase anniversary.

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of June 29, 2018 and were effective through December 31, 2018:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.37
2 years	$8.60
3 years	$8.82
4 years	$9.05

Prior to June 29, 2018, unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No repurchase allowed
1 year	92.50%
2 years	95.00%
3 years	97.50%
4 years	100.00%

During the three months ended December 31, 2018, we redeemed shares of our Class T common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	—	—	—	(3)
November 2018	—	—	—	(3)
December 2018	453	$8.37	2,607	(3)
	453
(1)

All redemptions of equity securities in the three months ended December 31, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended December 31, 2018

(2)	The share redemption program commenced on November 2, 2015 and was subsequently amended on July 5, 2017 and July 24, 2018.
(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described above.

15
(Back to Index)

(Back to Index)

All redemption requests tendered were honored for the year ended December 31, 2018.

Distribution Information

Cash Distributions

During the year ended December 31, 2018, we declared and paid aggregate distributions, which were paid from debt financing and offering proceeds, as follows:

	Class A	Class T	Class R	Class I	Total
Distributions declared	$333,455	$477,264	$2,458,309	$120,331	$3,389,359

Distributions reinvested in shares of common stock paid	$118,858	$297,269	$1,107,690	$4,599	$1,528,416
Cash distributions paid	214,334	178,765	810,351	73,571	1,277,021
Total distributions paid	$333,192	$476,034	$1,918,041	$78,170	$2,805,437

During the year ended December 31, 2017, we declared and paid aggregate distributions, which were paid from debt financing and offering proceeds, as follows:

	Class A	Class T	Class R	Class I	Total
Distributions declared	$253,708	$332,545	$396,088	$11,330	$993,671

Distributions reinvested in shares of common stock paid	$70,500	$141,933	$75,823	$1,187	$289,443
Cash distributions paid	122,557	79,359	68,184	5,425	275,525
Total distributions paid	$193,057	$221,292	$144,007	$6,612	$564,968

On December 13, 2018, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from December 31, 2018 through March 28, 2019, which distributions were paid or will be paid on January 31, 2019, February 28, 2019 and March 29, 2019, respectively. Distributions for these periods were or will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.001458630 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.

Distributions declared, distributions paid and cash flows used in operating activities were as follows for the year ended December 31, 2018:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Operating Activities	Offering Proceeds	Debt Financing
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by/ (Used in) Operating Activities	Total	Per Share(1)	Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$137,027	$172,518	$309,545	$39,801	$587,812	$0.131	$39,801 / 12.9%	$269,744 / 87.1%	- / -
Second quarter	359,130	433,009	792,139	317,894	757,120	$0.133	$317,894 / 40.1%	$474,243 / 59.9%	- / -
Third quarter	351,255	413,957	765,212	84,318	930,594	$0.137	$84,318 / 11.0%	$680,894 / 89.0%	- / -
Fourth quarter	429,609	508,932	938,541	(519,264)	1,113,833	$0.128	- / -	$938,541 / 100.0%	- / -
Total	$1,277,021	$1,528,416	$2,805,437	$(77,251)	$3,389,359

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$0.001434521 per day	248,431	227,843	476,274
Six months ended June 30, 2018	$0.001434521 per day	605,527	496,157	1,101,684
Six months ended December 31, 2018	$0.001458630 per day	922,889	780,864	1,703,753
		$1,822,239	$1,564,070	$3,386,309

16
(Back to Index)

(Back to Index)

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2017. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant.

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

Our net loss attributable to common stockholders for the year ended December 31, 2018 was approximately $6.9 million and net cash used in operating activities was $77,251. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from both our public offering and debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

17
(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to our financial statements and should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. See also "Forward-Looking Statements" preceding Part I.

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At December 31, 2018, we owned five multifamily properties. As such, we had limited operating results during the years ended December 31, 2018 and 2017.

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

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth the results of our operations:

	Years Ended December 31,
	2018	2017
Revenues:
Rental income	$7,698,144	$1,372,503
Utility income	367,736	62,386
Ancillary tenant fees	109,976	8,974
Total revenues	8,175,856	1,443,863

Expenses:
Rental operating - expenses	1,668,426	400,432
Rental operating - payroll	852,546	165,558
Rental operating - real estate taxes	1,011,719	182,166
Subtotal - rental operating	3,532,691	748,156
Acquisition costs	—	906,644
Property management fees	9,488	9,505
Management fees - related parties	1,290,367	215,433
General and administrative	2,322,183	1,258,682
Loss on disposal of assets	108,844	186,078
Depreciation and amortization expense	5,239,781	908,624
Total expenses	12,503,354	4,233,122
Loss before other income (expense)	(4,327,498)	(2,789,259)

Other income (expense):
Other income	—	1,500
Interest income	159,631	16,639
Interest expense	(2,683,916)	(360,725)
Net loss	$(6,851,783)	$(3,131,845)

18
(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the year ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$7,698,144	$—	$7,698,144	$1,372,503	$—	$1,372,503
Utility income	367,736	—	367,736	62,386	—	62,386
Ancillary tenant fees	109,976	—	109,976	8,974	—	8,974
Total revenues	8,175,856	—	8,175,856	1,443,863	—	1,443,863

Expenses:
Rental operating - expenses	1,668,426	—	1,668,426	400,432	—	400,432
Rental operating - payroll	847,041	5,505	852,546	165,558	—	165,558
Rental operating - real estate taxes	1,011,719	—	1,011,719	182,166	—	182,166
Subtotal- rental operating	3,527,186	5,505	3,532,691	748,156	—	748,156
Acquisition costs	—	—	—	906,644	—	906,644
Property management fees	9,488	—	9,488	9,505	—	9,505
Management fees - related parties	354,766	935,601	1,290,367	55,630	159,803	215,433
General and administrative	337,365	1,984,818	2,322,183	76,268	1,182,414	1,258,682
Loss on disposal of assets	108,844	—	108,844	186,078	—	186,078
Depreciation and amortization expense	5,239,781	—	5,239,781	908,624	—	908,624
Total expenses	9,577,430	2,925,924	12,503,354	2,890,905	1,342,217	4,233,122
Loss before other income (expense)	(1,401,574)	(2,925,924)	(4,327,498)	(1,447,042)	(1,342,217)	(2,789,259)

Other income (expense):
Other income	—	—	—	1,500	—	1,500
Interest income	362	159,269	159,631	197	16,442	16,639
Interest expense	(2,683,916)	—	(2,683,916)	(360,725)	—	(360,725)
Net loss	$(4,085,128)	$(2,766,655)	$(6,851,783)	$(1,806,070)	$(1,325,775)	$(3,131,845)

Total revenues

Total revenues for the year ended December 31, 2018 increased by approximately $6.7 million as compared to the year ended December 31, 2017 due to five properties owned at December 31, 2018 as compared to two properties owned at December 31, 2017.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes expense for the year ended December 31, 2018 increased by approximately $2.8 million as compared to the year ended December 31, 2017 due to five properties owned at December 31, 2018 as compared to two properties owned at December 31, 2017.

Acquisition Costs

Acquisition costs for the year ended December 31, 2018 decreased by approximately $907,000 as compared to the year ended December 31, 2017 due to the adoption of ASU No. 2017-01 which allowed us to include acquisition costs in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets.

Management fees - related parties

Management fees - related parties expense for the year ended December 31, 2018 increased by approximately $1.1 million as compared to the year ended December 31, 2017 due to an increase in property management fees and asset management fees due to the acquisition of three additional properties.

19
(Back to Index)

(Back to Index)

General and administrative

General and administrative expense for the year ended December 31, 2018 increased by approximately $1.1 million as compared to the year ended December 31, 2017 due to the acquisition of three additional properties, as well as increases in payroll expense allocated from our Advisor, professional fees, and software costs related to internal and external reporting.

Loss on disposal of assets

Loss on disposal of assets for the year ended December 31, 2018 decreased by approximately $77,000 as compared to the year ended December 31, 2017 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2018 increased by approximately $4.3 million as compared to the year ended December 31, 2017 due to five properties owned at December 31, 2018, with net asset value of approximately $136.1 million as compared to two properties owned at December 31, 2017, with a net asset value of approximately $29.4 million.

Interest expense

Interest expense for the year ended December 31, 2018 increased by approximately $2.3 million as compared to the year ended December 31, 2017 due to five properties owned at December 31, 2018, which secured debt totaling approximately $101.3 million, as compared to two properties owned at December 31, 2017, which secured debt totaling approximately $23.1 million.

Liquidity and Capital Resources

We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Through July 2, 2017, we offered shares of Class A and Class T common stock. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock.

The initial prices per share for each class of shares of our common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$10.00	$9.47	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90

On June 29, 2018, we determined our net asset value ("NAV") per share.  Effective July 2, 2018, the price per share for each class of shares of our common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.68	$9.28
Offering Price under the DRIP (1)	$9.05	$9.05	$9.05	$9.05

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. At December 31, 2018, we have purchased five properties using both offering proceeds and debt financing.

If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. At December 31, 2018, we have raised approximately $86.3 million in our public offering.

20
(Back to Index)

(Back to Index)

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

Capital Expenditures

We deployed a total of $2,177,567 during the year ended December 31, 2018 for capital expenditures:

Multifamily Community	Capital Deployed during the year ended December 31, 2018	Remaining capital budgeted
Payne Place	$11,700	$39,367
Bay Club	1,012,009	1,025,480
Tramore Village	1,077,266	3,075,470
Matthews Reserve	55,258	2,927,312
The Park at Kensington	21,334	2,112,330
	$2,177,567

Gross Offering Proceeds

At December 31, 2018, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	7,052,216	$67,558,115	328,958	$3,016,305
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	20,426	192,652	48,510	440,289	130,263	1,183,513	646	5,786
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	634,493	$5,994,128	1,114,001	$10,383,754	7,182,479	$68,741,628	329,604	$3,022,091
Shares redeemed and retired	—		(2,607)		(945)		—
Total shares issued and outstanding at December 31, 2018	634,493		1,111,394		7,181,534		329,604

(1)	Includes 222,222 of Class A shares issued to RAI.

Debt

The following table presents a summary of our mortgage notes payable, net:

	December 31, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,560,236	$(30,220)	$1,530,016	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(255,957)	21,264,043	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(363,784)	32,261,216	-	-	-
Matthews Reserve	23,850,000	(315,236)	23,534,764	-	-	-
The Park at Kensington	21,760,000	(305,399)	21,454,601	-	-	-
Total	$101,315,236	$(1,270,596)	$100,044,640	$23,114,507	$(336,137)	$22,778,370

21
(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2018:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	6,948	2,036
Bay Club	8/1/2024	4.37%	(2)(6)	88,769	39,125
Tramore Village	4/1/2025	4.30%	(3)(6)	118,239	36,104
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,075	20,127
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,159	43,998

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 2.50% (at December 31, 2018) plus 1.87%, with a maximum interest rate of 5.75%.
(3)	Variable rate based on one-month LIBOR of 2.50% (at December 31, 2018) plus 1.80%, with a maximum interest rate of 6.25%.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.

On December 15, 2016, we, through a wholly owned subsidiary, entered into a 30-year secured mortgage loan with JPMorgan Chase Bank, N.A., an unaffiliated lender, for borrowings of approximately $1.6 million secured by Payne Place (the "Payne Place Mortgage Loan"). The Payne Place Mortgage Loan matures on January 1, 2047. The Payne Place Mortgage Loan bears interest at an initial fixed rate of 3.11% until January 1, 2020. Beginning January 1, 2020, the loan will bear interest at a rate of LIBOR plus 2.25%. Monthly payments include repayments of principal and interest. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Payne Place Mortgage Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (3) after the third year of the loan with no prepayment premium. The Payne Place Mortgage Loan is guaranteed by us.

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

On March 22, 2018, we through a wholly owned subsidiary, entered into a seven-year, $32.6 million secured mortgage loan with Berkadia Commercial Mortgage LLC, an unaffiliated lender, secured by Tramore Village (the "Tramore Mortgage Loan"). The Tramore Mortgage Loan matures on April 1, 2025. The Tramore Mortgage Loan bears interest at a rate of LIBOR plus 1.80%, with a maximum interest rate of 6.25%. Monthly payments are interest only for the first 36 months. Beginning on May 1, 2021, we will pay both principal and interest based on a 30 year amortization period. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Tramore Mortgage Loan in full at any time (1) after April 1, 2019 and until December 31, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after December 31, 2024 with no prepayment premium. The nonrecourse carveouts under the loan documents for the Tramore Mortgage Loan are guaranteed by us.

On August 29, 2018, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $23.9 million secured by Matthews Reserve (the “Matthews Mortgage Loan”). The Matthews Mortgage Loan matures on September 1, 2025. The Matthews Mortgage Loan bears interest at a fixed rate of 4.47%. Monthly payments are interest only for the first 36 months. Beginning on October 1, 2021, we will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the yield maintenance prepayment formula for any prepayment made prior to September 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) September 1, 2023 through May 31, 2025. No prepayment premium is required after June 1, 2025. The non-recourse carveouts under the loan documents for the Matthews Mortgage Loan are guaranteed by us.

22
(Back to Index)

(Back to Index)

On September 14, 2018, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $21.8 million secured by The Park at Kensington (the “Kensington Mortgage Loan”). The Kensington Mortgage Loan matures on October 1, 2025. The Kensington Mortgage Loan bears interest at a rate of 4.36%. Monthly payments are interest only for the first 36 months. Beginning on November 1, 2021, we will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to October 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) October 1, 2023 through June 30, 2025. No prepayment premium is required after July 1, 2025. The non-recourse carveouts under the loan documents for the Kensington Mortgage Loan are guaranteed by us.

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

On April 13, 2018, our board of directors approved an amendment to the advisory agreement that provides that we are not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses.

As of December 31, 2018, we have incurred approximately $8.5 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of December 31, 2018, our Advisor has advanced approximately $8.2 million of these costs on our behalf and we have paid approximately $249,000 of these costs directly.

23
(Back to Index)

(Back to Index)

As of December 31, 2018, we have charged approximately $3.5 million to equity, which represents the portion of deferred offering costs that are charged to equity upon the sale of each share of common stock sold under the public offering. Deferred offering costs of $5.0 million represent the portion of the total costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to our Advisor.

Organization costs, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate, are expensed as incurred. There can be no assurance that our plans to raise capital will be successful.

Outstanding Class T shares issued in our primary offering are subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.

Outstanding Class R shares issued in our primary offering are also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018).  We will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Dealer Manager and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and the Dealer Manager advises our transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through our distribution reinvestment plan).

We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above).  For issued Class T shares, we have accrued an estimate of total distribution and shareholder servicing fees for the full five year period of $472,106 at December 31, 2018, of which we paid 160,771 cumulatively through December 31, 2018. For issued Class R shares, we have accrued an estimate of total distribution and shareholder servicing fees of approximately $1.9 million at December 31, 2018, of which we paid $399,440 cumulatively through December 31, 2018. The total accrual of approximately $1.8 million is included in due to related parties on our consolidated balance sheet at December 31, 2018.

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

24
(Back to Index)

(Back to Index)

Operating expenses for the four fiscal quarters ended December 31, 2018 exceeded the charter imposed limitation; however, the Conflicts Committee of our Board determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

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

25
(Back to Index)

(Back to Index)

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

26
(Back to Index)

(Back to Index)

acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash. Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Years ended December 31,
	2018	2017
Net loss attributable to common stockholders - GAAP	$(6,851,783)	$(3,131,845)
Depreciation expense	3,316,395	478,920
FFO attributable to common stockholders	(3,535,388)	(2,652,925)
Adjustments for straight-line rents	7,932	—
Amortization of intangible lease assets	1,923,386	429,704
Acquisition costs	—	906,644
MFFO attributable to common stockholders	$(1,604,070)	$(1,316,577)

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

Real Estate Investments

Depreciation

We record acquired real estate at fair value on its acquisition date. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Weighted average remaining term of related leases

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Our Manager earns a construction management fee of 5% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, we adopted ASU 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, we believe acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if we determine that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, we will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If we determine that the acquired asset is not a business, we will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

Upon the acquisition of real properties, we allocate the purchase price to tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

27
(Back to Index)

(Back to Index)

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining noncancelable terms of the respective leases, which we expect will range from one month to one year.

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

Loans Held for Investment

We record acquired real estate loans at cost and review them for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, we will record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.

We may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method an effective interest rate ("EIR") is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, we account for the real estate loan receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on our consolidated balance sheets at either December 31, 2018 or December 31, 2017.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years.

28
(Back to Index)

(Back to Index)

We make estimates of the collectability of our tenant receivables in relation to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

Revenue is primarily derived from the rental of residential housing units for which we receive minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. We also receive other ancillary fees for administration of leases, and from late payments, amenity fees and revenue sharing arrangements with cable providers at our properties for cable income. We adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. We record the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On January 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective approach. The majority of our revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties. The accounting for these revenue streams were not affected by the adoption of ASU No. 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. On January 1, 2018, we adopted ASU No. 2016-15 and the adoption did not have a material effect on our consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, we adopted ASU No. 2016-18. As a result of adopting the new guidance, $214,775 and $399,106 of restricted cash, which was previously included as operating and investing cash outflows within the consolidated statements of cash flows for the year ended December 31, 2017, respectively, has been removed and is now included in the cash and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, we adopted ASU No. 2017-01. During the year ended December 31, 2018, we acquired three investment properties which did not meet the revised definition of a business and, accordingly, accounted for the acquisitions as asset acquisitions. For investment property additions accounted for as business combinations, acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss. For investment property additions accounted for as asset acquisitions, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values. We believe all future acquisitions will be accounted for as asset acquisitions, not business combinations.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts

29
(Back to Index)

(Back to Index)

with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance; however, we expect that our operating leases where we are the lessor will be accounted for on our balance sheet similar to our current accounting with the underlying leased asset recognized as real estate. For leases in which we are the lessee, primarily consisting of office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.  We intend to adopt this standard when it becomes effective and we estimate the impact on our consolidated financial statements will be immaterial.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No.2016-02. Although we are still evaluating this guidance, we believe we will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset. In addition, we are expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods. We intend to adopt this standard when it becomes effective and we estimate the impact on our consolidated financial statements will be immaterial.

In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for us beginning January 1, 2019. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-03 to have a significant impact on our consolidated financial statements due to the fact that we did not have instruments subject to this guidance at December 31, 2018.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning December 15, 2019. Early application is permitted. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2017-04 to have a significant impact on our consolidated financial statements due to the fact that we did not have any goodwill subject to this guidance at December 31, 2018.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us on January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2017-12 to have a significant impact on our consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We are continuing to evaluate this guidance; however we do not expect the adoption of ASU 2018-07 to have a significant impact on our consolidated financial statements.

In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We are evaluating this guidance to determine the impact it may have on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update removes, modifies and adds certain disclosure requirements in the FASB Accounting Standards Codification ("ASC") 820, “Fair Value Measurement”. ASU No. 2018-13 will be effective for us beginning January 1, 2020 and early adoption is permitted. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-13 to have a significant impact on our consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based

30
(Back to Index)

(Back to Index)

on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. We intend to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective on January 1, 2019.  We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-16 to have a significant impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:

On February 12, 2019, we purchased Wimbledon Oaks, a 248 unit multifamily apartment complex in Arlington, Texas for $25.9 million.  The seller was an unaffiliated third party.  In conjunction with the purchase, we entered into an $18.4 million mortgage on the property.

On March 21, 2019, our Board authorized a cash distribution on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 29, 2019 through June 27, 2019, which we expect to pay on April 30, 2019, May 31, 2019, and June 28, 2019. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.001469178 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.

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

There were no disagreements with our independent registered public accountants during the year ended December 31, 2018.

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

31
(Back to Index)

(Back to Index)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

32
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

The other information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

33
(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements
1.	See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)	Financial Statement Schedule
i.	Schedule III- Real Estate Assets and Accumulated Depreciation
(c)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)
3.3

Articles of Amendment (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.4

Articles Supplementary for the Class R shares of common stock  (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

3.5

Articles Supplementary for the Class I shares of common stock (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed June 28, 2017)

4.1

Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 29, 2018)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 2, 2015)

4.3

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 27, 2018)

4.4

Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 29, 2018)

4.5

Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated April 28, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.1

Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.2

Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)

10.3

Selected Dealer Agreement, dated November 18, 2016, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 23, 2016)

34
(Back to Index)

(Back to Index)

10.4

Amendment to Selected Dealer Agreement, effective July 3, 2017, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 13, 2017)

10.5

First Amendment to Advisory Agreement by and between Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 13, 2018 (incorporated by reference to Exhibit No. 10.13 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.6

Advisory Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2018)

10.7	Property Management Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)
10.8

Real Estate Contract by and between Tramore Apartments, LLC and Resource Apartment OP III, LP, dated February 13, 2018 (incorporated by reference to Exhibit No. 10.10 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.9

Multifamily Loan and Security Agreement by and between RRE Tramore Village Holdings, LLC and Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.11 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.10

Multifamily Note by RRE Tramore Village Holdings, LLC in favor of Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.12 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.11

Sale, Purchase, and Escrow Agreement by and between Matthews Reserve II, LLC and Resource Apartment OP III, LP, dated July 9, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.12

Multifamily Loan and Security Agreement by and between RRE Matthews Reserve Holdings, LLC and CBRE Capital Markets, Inc., dated August 28, 2018  (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.13

Multifamily Note by RRE Matthews Reserve Holdings, LLC in favor of CBRE Capital Markets, Inc., dated August 28, 2018  (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.14

Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated July 23, 2018  (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.15

First Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated August 2, 2018  (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.16

Second Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated September 11, 2018  (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.17

Third Amendment to Purchase and Sale Agreement by and between Kensington Property Holdings, LLC and Resource Apartment OP III, LP, dated September 13, 2018  (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.18

Multifamily Loan and Security Agreement by and between RRE Kensington Holdings, LLC and CBRE Capital Markets, Inc., dated September 14, 2018  (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

10.19

Multifamily Note by RRE Kensington Holdings, LLC in favor of CBRE Capital Markets, Inc., dated September 14, 2018  (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit No. 21.1 to the Company’s Post-Effective Amendment No.  11  to the Registration Statement on Form S-11 (No. 333-207740) filed March 1, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

35
(Back to Index)

(Back to Index)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)
99.2	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 24, 2018)
101.1	Interactive Data Files

ITEM 16.	FORM 10-K SUMMARY

None.

36
(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE APARTMENT REIT III, INC.

March 22, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer (Principal Executive Officer)	March 22, 2019
Alan F. Feldman

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2019
Steven R. Saltzman

/s/ George E. Carleton	Chief Operating Officer, President, and Director	March 22, 2019
George E. Carleton

/s/ Harvey Magarick	Independent Director	March 22, 2019
Harvey Magarick

/s/ Lee F. Shlifer	Independent Director	March 22, 2019
Lee F. Shlifer

/s/ David Spoont	Independent Director	March 22, 2019
David Spoont

37
(Back to Index)

(Back to Index)

38
(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Resource Apartment REIT III, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Apartment REIT III, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 22, 2019

F-1
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Investments:
Rental properties, net	$136,061,586	$29,443,089
Identified intangible assets, net	707,825	321,468
Total investments	136,769,411	29,764,557

Cash	32,827,390	23,752,810
Restricted cash	883,902	192,064
Tenant receivables, net	51,524	2,138
Due from related parties	13,772	4,571
Subscriptions receivable	1,431,000	413,084
Prepaid expenses and other assets	1,097,179	188,332
Deferred offering costs	5,046,364	5,409,942
Total assets	$178,120,542	$59,727,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$100,044,640	$22,778,370
Accounts payable and accrued expenses	1,167,901	257,060
Due to related parties	12,993,287	9,021,884
Tenant prepayments	116,102	21,078
Security deposits	271,246	62,724
Distributions payable	1,037,799	453,877
Total liabilities	115,630,975	32,594,993

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 634,493 and 621,754 issued and outstanding, respectively	6,345	6,218
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,111,394 and 1,081,226 issued and outstanding, respectively	11,114	10,812
Class R common stock, par value $0.01: 750,000,000 shares authorized, 7,181,534 and 2,058,008 issued and outstanding, respectively	71,815	20,580
Class I common stock, par value $0.01: 75,000,000 shares authorized, 329,604 and 36,118 issued and outstanding, respectively	3,296	361
Additional paid-in capital	77,896,470	32,323,424
Accumulated other comprehensive loss	(40,633)	(11,192)
Accumulated deficit	(15,459,340)	(5,218,198)
Total stockholders’ equity	62,489,567	27,132,505
Total liabilities and stockholders’ equity	$178,120,542	$59,727,498

The accompanying notes are an integral part of these consolidated financial statements.

F-2
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2018	2017
Revenues:
Rental income	$7,698,144	$1,372,503
Utility income	367,736	62,386
Ancillary tenant fees	109,976	8,974
Total revenues	8,175,856	1,443,863

Expenses:
Rental operating - expenses	1,668,426	400,432
Rental operating - payroll	852,546	165,558
Rental operating - real estate taxes	1,011,719	182,166
Subtotal - rental operating	3,532,691	748,156
Acquisition costs	—	906,644
Property management fees	9,488	9,505
Management fees - related parties	1,290,367	215,433
General and administrative	2,322,183	1,258,682
Loss on disposal of assets	108,844	186,078
Depreciation and amortization expense	5,239,781	908,624
Total expenses	12,503,354	4,233,122
Loss before other income (expense)	(4,327,498)	(2,789,259)

Other income (expense):
Other income	—	1,500
Interest income	159,631	16,639
Interest expense	(2,683,916)	(360,725)
Net loss	$(6,851,783)	$(3,131,845)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(29,441)	(11,192)
Total other comprehensive loss	$(29,441)	$(11,192)
Comprehensive loss	$(6,881,224)	$(3,143,037)

The accompanying notes are an integral part of these consolidated financial statements.

F-3
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS- (continued)

	Years Ended December 31,
	2018	2017
Class A common stock:
Net loss attributable to Class A common stockholders	$(678,901)	$(1,003,994)
Net loss per Class A share, basic and diluted	$(1.08)	$(1.79)
Weighted average Class A common shares outstanding, basic and diluted	627,773	560,110

Class T common stock:
Net loss attributable to Class T common stockholders	$(1,288,009)	$(1,423,508)
Net loss per Class T share, basic and diluted	$(1.18)	$(1.82)
Weighted average Class T common shares outstanding, basic and diluted	1,094,666	782,047

Class R common stock:
Net loss attributable to Class R common stockholders	$(4,764,965)	$(677,323)
Net loss per Class R share, basic and diluted	$(1.06)	$(1.42)
Weighted average Class R common shares outstanding, basic and diluted	4,479,230	478,037

Class I common stock:
Net loss attributable to Class I common stockholders	$(119,908)	$(27,020)
Net loss per Class I share, basic and diluted	$(0.80)	$(1.58)
Weighted average Class I common shares outstanding, basic and diluted	148,975	17,079

The accompanying notes are an integral part of these consolidated financial statements.

F-4
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock								Convertible Stock			Accumulated
	Shares				Amount						Additional	Other
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2017	384,195	114,037	—	—	$3,842	$1,140	$—	$—	50,000	$500	$4,380,126	$—	$(841,115)	$3,544,493
Issuance of common stock	219,259	936,581	2,049,713	35,985	2,192	9,366	20,497	360	—	—	30,839,285	—		30,871,700
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,436,423)	—	—	(3,436,423)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(993,671)	(993,671)
Stock dividends	10,956	14,993	—	—	110	150	—	—	—	—	251,307	—	(251,567)	—
Common stock issued through distribution reinvestment plan	7,344	15,615	8,295	133	74	156	83	1	—	—	289,129	—	—	289,443
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(11,192)	—	(11,192)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,131,845)	(3,131,845)
Balance at December 31, 2017	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	5,002,503	292,973	—	—	50,024	2,930	—	—	50,685,082	—	—	50,738,036
Offering costs	—	—	—	—	—	—	—	—	—	—	(6,608,586)	—	—	(6,608,586)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(3,389,359)	(3,389,359)
Common stock issued through distribution reinvestment plan	12,739	32,775	121,968	513	127	328	1,220	5	—	—	1,526,736	—	—	1,528,416
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(29,441)	—	(29,441)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,851,783)	(6,851,783)
Share redemptions	—	(2,607)	(945)	—	—	(26)	(9)	—	—	—	(30,186)	—	—	(30,221)
Balance at December 31, 2018	634,493	1,111,394	7,181,534	329,604	$6,345	$11,114	$71,815	$3,296	50,000	$500	$77,896,470	$(40,633)	$(15,459,340)	$62,489,567

The accompanying notes are an integral part of these consolidated financial statements.

F-5
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,851,783)	$(3,131,845)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	108,844	186,078
Depreciation and amortization	5,239,781	908,624
Amortization of deferred financing costs	126,856	22,314
Realized loss on change in fair value of interest rate cap	174	—
Changes in operating assets and liabilities:
Tenant receivable, net	(49,386)	(1,350)
Due from related parties	(9,201)	4,953
Prepaid expenses and other assets	(59,923)	(13,016)
Due to related parties	764,400	1,127,499
Accounts payable and accrued expenses	479,127	(93,819)
Tenant prepayments	80,781	18,346
Security deposits	93,079	5,880
Net cash used in operating activities	(77,251)	(966,336)

Cash flows from investing activities:
Property acquisitions	(31,484,946)	(6,636,959)
Deposit for property acquisition	(724,208)	—
Capital expenditures	(2,177,567)	(66,234)
Net cash used in investing activities	(34,386,721)	(6,703,193)

Cash flows from financing activities:
Net proceeds from issuance of common stock	46,633,218	28,885,437
Redemptions on common stock	(30,221)	—
Payments on borrowings	(34,271)	(30,493)
Payment of deferred financing costs	(1,061,315)	(324,285)
Distributions paid on common stock	(1,277,021)	(275,525)
Net cash provided by financing activities	44,230,390	28,255,134

Net increase in cash and restricted cash	9,766,418	20,585,605
Cash and restricted cash at beginning of year	23,944,874	3,359,269
Cash and restricted cash at end of year	$33,711,292	$23,944,874

Reconciliation to consolidated balance sheets:
Cash	$32,827,390	$23,752,810
Restricted Cash	883,902	192,064
Cash and restricted cash at end of period	$33,711,292	$23,944,874

The accompanying notes are an integral part of these consolidated financial statements.

F-6
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015.  The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). The Company’s primary offering is currently scheduled to close on April 27, 2019. However, the Company expects to file a registration statement for a follow-on offering and to offer shares of common stock in the primary initial public offering until such registration statement relating to its proposed follow-on offering is declared effective by the Securities and Exchange Commission.  If the Company decides to terminate the primary offering at an earlier date, it will provide that information in a prospectus supplement.

Through July 2, 2017, the Company offered shares of Class A and Class T common stock. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering and commenced offering shares of Class R and Class I common stock.

The initial prices per share for each class of shares of the Company's common stock through June 30, 2018 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price	$10.00	$9.47	$9.52	$9.13
Offering Price under the DRIP	$9.60	$9.09	$9.14	$8.90

On June 27, 2018, the board of directors of the Company determined a net asset value (“NAV”) per share of its common stock of $9.05 based on the estimated market value of the portfolio of investments of the Company as of March 31, 2018.  A full description of the methodologies used to calculate the estimated NAV per share as of March 31, 2018, is included in the Current Report on Form 8-K filed with the SEC on June 29, 2018.  Based on this estimated NAV per share, the board of directors of the Company established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of the initial public offering.  Effective July 2, 2018, the price per share for each class of shares of the Company's common stock became:

	Class A	Class T	Class R	Class I
Primary Offering Price	n/a	n/a	$9.68	$9.28
Offering Price under the DRIP (1)	$9.05	$9.05	$9.05	$9.05

(1)	Shares of common stock pursuant to our DRIP are sold at the Company’s most estimated NAV per share.

As of December 31, 2018, the Company has raised aggregate gross primary offering proceeds of approximately $86.3 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 7,052,216 Class R shares, and 328,958 Class I shares of common stock.

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

The Company’s objective is to take advantage of the multifamily investing and lending platforms of Resource Real Estate, LLC (its "Sponsor") to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order

F-7
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

to increase rents. To a lesser extent, the Company may also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics.

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

N/A – Not applicable

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2018, the Company had approximately $33.0 million of deposits at various banks, of which approximately $31.6 million were over the insurance limit of the Federal Deposit Insurance Corporation. The Company has not experienced any loss on such deposits.

At December 31, 2018, the Company’s real estate investments in Florida, Georgia, and North Carolina represented approximately 41%, 33%, and 25%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting

F-8
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The accounting for these revenue streams were not affected by the adoption of ASU No. 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which provides guidance on the classification of restricted cash in the statement of cash flows. On January 1, 2018, the Company adopted ASU No. 2016-18. As a result of adopting the new guidance, $214,775 and $399,106 of restricted cash, which was previously included as operating and investing cash outflows within the consolidated statements of cash flows for the year ended December 31, 2017, respectively, has been removed and is now included in the cash and restricted cash line items at the beginning and the end of period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, the Company adopted ASU No. 2017-01. During the year ended December 31, 2018, the Company acquired three investment properties which did not meet the revised definition of a business and, accordingly, accounted for the acquisitions as asset acquisitions. For investment property additions accounted for as business combinations, acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss. For investment property additions accounted for as asset acquisitions, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, the Company expects

F-9
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset (multifamily properties) recognized as real estate. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease. The Company intends to adopt this standard when it becomes effective and it estimates the impact on its consolidated financial statements will be immaterial.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods. The Company intends to adopt this standard when it becomes effective and it estimates the impact on its consolidated financial statements will be immaterial.

In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-03 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have instruments subject to this guidance at December 31, 2018.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at December 31, 2018.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance; however it does not expect the adoption of ASU 2017-12 to have a significant impact on its consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is continuing to evaluate this guidance; however it does not expect the adoption of ASU 2018-07 to have a significant impact on its consolidated financial statements.

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

F-10
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. The Company intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective on January 1, 2019.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of ASU No. 2018-16 to have a significant impact on its consolidated financial statements.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There were no impairment losses recorded on long lived assets during the years ended December 31, 2018 and 2017.

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

F-11
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

estimable, the Company accounts for the real estate loan receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument.  Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both December 31, 2018 and 2017.

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

F-12
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of the Company’s reported net income.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $6.4 million and $94,204 for the years ending December 31, 2019 and 2020, respectively, and none thereafter.

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

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At December 31, 2018 and 2017, the Company recorded $5,593 and $370 of allowances for uncollectible receivables, respectively.

Income Taxes

The Company elected to be taxed as a REIT, commencing with its taxable year ending December 31, 2017. As a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. At December 31, 2018 and 2017, the Company did not treat any of its subsidiaries as a TRS.

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017. The Company does not expect this legislation to have a significant impact on its consolidated financial statements.

F-13
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2018 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits.  For the years ended December 31, 2018 and 2017, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. As of December 31, 2018, the Company has incurred approximately $8.5 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of December 31, 2018, the Advisor has advanced approximately $8.2 million of these costs on behalf of the Company and the Company has paid approximately $249,000 of these costs directly.

As of December 31, 2018, the Company has charged approximately $3.5 million to equity, which represents the portion of deferred offering costs that are charged to equity upon the sale of each share of common stock sold under the public offering. Deferred offering costs of $5.0 million represent the portion of the total costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.

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

Outstanding Class T shares issued in the Company's primary offering are subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of

F-14
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.

Outstanding Class R shares issued in the Company's primary offering are also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018).  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from its primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of its assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company's transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through its distribution reinvestment plan).

The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees for the full five year period of $472,106 at December 31, 2018 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $160,771 cumulatively through December 31, 2018.  For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $1,906,660 at December 31, 2018 based on a total of 5% of the gross proceeds from all Class R shares sold, of which the Company paid $399,440 cumulatively through December 31, 2018. The total accrual of approximately $1.8 million is included in due to related parties on the Company's consolidated balance sheets at December 31, 2018.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

F-15
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information:

	Years Ended December 31,
	2018	2017
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$2,081,923	$3,319,624
Offering costs payable to third parties	(48,897)	(62,684)
Distribution and shareholder servicing fee payable to related parties	829,040	936,500
Cash distributions on common stock declared but not yet paid	1,037,799	453,877
Stock issued from distribution reinvestment plan	1,528,416	289,443
Stock dividend issued	—	251,567
Subscriptions receivable	1,431,000	413,084
Escrow deposits funded directly by mortgage notes payable	486,106	347,318

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	77,748,894	21,172,682

Cash paid during the year for:
Interest	$2,248,903	$274,203

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. The following table presents a summary of the components of the Company's restricted cash:

	December 31,
	2018	2017
Real estate taxes	$19,988	$32,115
Insurance	150,263	8,227
Capital improvements	713,651	151,722
Total	$883,902	$192,064

In addition, the Company designated unrestricted cash for capital expenditures of approximately $9.2 million and $1.9 million at December 31, 2018 and 2017, respectively.

NOTE 5 - ACQUISITIONS

On March 22, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Austell, Georgia ("Tramore Village"). Tramore Village, constructed in 1999, contains 324 units plus amenities, including private garages for each unit, a clubhouse, pool, fitness center and business center. Tramore Village encompasses 348,804 rentable square feet. At December 31, 2018, Tramore Village was 96% leased.

On August 29, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Matthews, North Carolina ("Matthews Reserve"). Matthews Reserve, constructed in 1998, contains 212 units plus amenities, including a swimming pool, clubhouse, a fitness center, playgrounds, and a dog park. Matthews Reserve encompasses 199,744 rentable square feet. At December 31, 2018, Matthews Reserve was 92% leased.

On September 14, 2018, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Riverview, Florida ("The Park at Kensington"). The Park at Kensington, constructed in 1990, contains 204 units plus amenities, including a swimming pool, clubhouse, a fitness center, and a dog park. The Park at Kensington encompasses 205,471 rentable square feet. At December 31, 2018, The Park at Kensington was 95% leased.

F-16
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of the Company's three acquired properties during the year ended December 31, 2018:

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

(1)     Represents acquisition fee of 2% of the cost of investments, paid to the Advisor.

(2)      Represents transaction costs paid at both closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties:

	December 31,
	2018	2017
Land	$18,761,123	$4,740,979
Building and improvements	118,625,834	24,923,994
Furniture, fixtures and equipment	2,202,006	256,992
Construction in progress	265,233	13,395
	139,854,196	29,935,360
Less: accumulated depreciation	(3,792,610)	(492,271)
Total rental property, net	$136,061,586	$29,443,089

Depreciation expense for the year ended December 31, 2018 and 2017 was $3.3 million and $478,920, respectively.

Loss on disposal of assets: During the year ended December 31, 2018, the Company recorded losses of $108,844 on the disposal of assets, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at December 31, 2018 and 2017 was $707,825 and $321,468, respectively, net of accumulated amortization of $2.4 million and $451,775, respectively. The weighted average remaining life of the leases is 4 months at December 31, 2018.

Amortization for the years ended December 31, 2018 and 2017 was $1.9 million and $429,704, respectively. At December 31, 2018, expected amortization for the in-place rental leases for the next 12 months is $707,825 and none thereafter.

F-17
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table presents a summary of the Company's mortgage notes payable, net:

	December 31, 2018			December 31, 2017
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,560,236	$(30,220)	$1,530,016	$1,594,507	$(32,126)	$1,562,381
Bay Club	21,520,000	(255,957)	21,264,043	21,520,000	(304,011)	21,215,989
Tramore Village	32,625,000	(363,784)	32,261,216	-	-	-
Matthews Reserve	23,850,000	(315,236)	23,534,764	-	-	-
The Park at Kensington	21,760,000	(305,399)	21,454,601	-	-	-
Total	$101,315,236	$(1,270,596)	$100,044,640	$23,114,507	$(336,137)	$22,778,370

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	6,948	2,036
Bay Club	8/1/2024	4.37%	(2)(6)	88,769	39,125
Tramore Village	4/1/2025	4.30%	(3)(6)	118,239	36,104
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,075	20,127
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,159	43,998

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 2.50% (at December 31, 2018) plus 1.87%, with a maximum interest rate of 5.75%.
(3)	Variable rate based on one-month LIBOR of 2.50% (at December 31, 2018) plus 1.80%, with a maximum interest rate of 6.25%.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.

All of the mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above.  The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a period of the term.

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

F-18
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

Beginning on October 1, 2021, the Company will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the yield maintenance prepayment formula for any prepayment made prior to September 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) September 1, 2023 through May 31, 2025. No prepayment premium is required after June 1, 2025. The non-recourse carveouts under the loan documents for the Matthews Mortgage Loan are guaranteed by the Company.

On September 14, 2018, the Company, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $21.8 million secured by The Park at Kensington (the “Kensington Mortgage Loan”). The Kensington Mortgage Loan matures on October 1, 2025. The Kensington Mortgage Loan bears interest at a fixed rate of 4.36%. Monthly payments are interest only for the first 36 months.

Beginning on November 1, 2021, the Company will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to October 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) October 1, 2023 through June 30, 2025. No prepayment premium is required after July 1, 2025. The non-recourse carveouts under the loan documents for the Kensington Mortgage Loan are guaranteed by the Company.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending December 31, and thereafter:

2019	$150,016
2020	390,839
2021	915,574
2022	1,720,252
2023	1,797,483
Thereafter	96,341,072
$101,315,236

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the year ended December 31, 2018 and 2017, amortization of deferred financing costs of $126,856 and $22,314, respectively, was included in interest expense. The amortization during the year ended December 31, 2017 related to the fully repaid bridge loan to the Advisor.  Accumulated amortization at December 31, 2018 and 2017 was $149,170 and $22,314, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter:

2019	$203,776
2020	203,496
2021	201,570
2022	198,321
2023	194,477
Thereafter	268,956
$1,270,596

F-19
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2018, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $8.2 million.

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

Debt financing fees. The Advisor will earn a debt financing fee equal to 0.5% of the amount available under any debt financing obtained.

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

F-20
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At December 31, 2018 and 2017, the Advisor owes the Company $291 and $4,192, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.

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

Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally pays Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally pays Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Prior to July 3, 2017, the Company generally paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of either Class A or Class T shares. Resource Securities allows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Resource Securities for bona fide due diligence expenses. No selling commissions or dealer manager fees were paid in connection with the sales of Class A shares to the Advisor or RAI.

Distribution and shareholder servicing fee. Resource Securities is paid an annual fee of 1.0% of the NAV (purchase price prior to June 29, 2018) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%. Resource Securities is also paid an annual fee of 1.0% of the NAV (purchase price prior to June 29, 2018) per share of Class R common stock sold in the primary offering.  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to

F-21
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company’s transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through the distribution reinvestment plan).

Relationship with RAI and C-III

Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.  Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million in aggregate, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss.  Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the year ended December 31, 2018, the Company paid $53,119 into the insurance pools.

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

Other transactions.  Through December 18, 2018, RAI co-guaranteed the mortgage on Payne Place with the Company until such time as the Company achieved the following: (a) owned a minimum of five apartment complexes; (b) had a minimum net worth of $50.0 million; (c) had liquidity of no less than $5.0 million; and (d) had an aggregate portfolio leverage of no more than 65% (see Note 8 for further details).  As of December 18, 2018, RAI has been released from the guaranty.

The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $4,187 for a zoning report in connection with its acquisition of Tramore Village, Matthews Reserve, and The Park at Kensington during the year ended December 31, 2018.

The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

F-22
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	December 31,
	2018	2017
Due from related parties:
Advisor	$291	$4,192
RAI and affiliate - insurance funds held in escrow	12,799	379
Resource Securities	682	—
	$13,772	$4,571

Due to related parties:
Advisor:
Acquisition-related reimbursements	$—	$6,533
Asset management fees	5,238	—
Organization and offering costs	8,249,864	6,167,941
Operating expense reimbursements (including prepaid expenses)	2,700,703	1,810,658
	$10,955,805	7,985,132

Manager:
Property management fees	50,912	10,800
Operating expense reimbursements	62,717	3,592
	113,629	14,392

RAI:
Internal audit fee	11,750	3,500
Operating expense reimbursements	14,843	6,625
	26,593	10,125

Resource Securities:
Selling commissions and dealer-manager fees	78,705	22,720
Distribution and shareholder servicing fee	1,818,555	989,515
	1,897,260	1,012,235

	$12,993,287	$9,021,884

F-23
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Years Ended December 31,
	2018	2017
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$2,449,431	$641,193
Asset management fees (2)	935,601	159,803
Debt financing fees (3)	391,175	107,600
Organization and offering costs (4)	2,107,337	3,319,624
Operating expense reimbursement (5)	1,205,125	660,219

Manager:
Property management fees (2)	$354,766	$55,630
Construction management fees (1)	95,791	1,517
Operating expense reimbursements (6)	59,121	24,858

RAI:
Internal audit fee (5)	$38,750	$13,250

Resource Securities:
Selling commissions and dealer-manager fees (7)	$2,668,910	$1,709,990
Distribution and shareholder servicing fee (7)	1,303,017	1,022,047

Other:
The Planning & Zoning Resource Company (1)	$4,187	$1,079

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
(4)

Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs until they are charged to Stockholders' equity on the consolidated balance sheets as proceeds are raised in the offering.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.
(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)	Included in Stockholders' equity on the consolidated balance sheets.

F-24
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows:

	Years Ended December 31,
	2018	2017
Net loss	$(6,851,783)	$(3,131,845)
Less: Class A common stock cash distributions declared	333,455	253,708
Less: Class T common stock cash distributions declared	477,264	332,545
Less: Class R common stock cash distributions declared	2,458,309	396,088
Less: Class I common stock cash distributions declared	120,331	11,330
Undistributed net loss attributable to common stockholders	$(10,241,142)	$(4,125,516)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(1,012,356)	$(1,257,702)
Class A common stock cash distributions declared	333,455	253,708
Net loss attributable to Class A common stockholders	$(678,901)	$(1,003,994)
Net loss per Class A common share, basic and diluted	$(1.08)	$(1.79)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	627,773	560,110

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(1,765,273)	$(1,756,053)
Class T common stock cash distributions declared	477,264	332,545
Net loss attributable to Class T common stockholders	$(1,288,009)	$(1,423,508)
Net loss per Class T common share, basic and diluted	$(1.18)	$(1.82)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,094,666	782,047

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(7,223,274)	$(1,073,411)
Class R common stock cash distributions declared	2,458,309	396,088
Net loss attributable to Class R common stockholders	$(4,764,965)	$(677,323)
Net loss per Class R common share, basic and diluted	$(1.06)	$(1.42)
Weighted-average number of Class R common shares outstanding, basic and diluted	4,479,230	478,037

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(240,239)	$(38,350)
Class I common stock cash distributions declared	120,331	11,330
Net loss attributable to Class I common stockholders	$(119,908)	$(27,020)
Net loss per Class I common share, basic and diluted	$(0.80)	$(1.58)
Weighted-average number of Class I common shares outstanding, basic and diluted	148,975	17,079

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of December 31, 2018, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of December 31, 2018, the Company had 50,000 shares of $0.01 par value convertible stock

F-25
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred as of December 31, 2018.

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

F-26
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

At December 31, 2018, shares of the company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	7,052,216	$67,558,115	328,958	$3,016,305
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	20,426	192,652	48,510	440,289	130,263	1,183,513	646	5,786
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	634,493	$5,994,128	1,114,001	$10,383,754	7,182,479	$68,741,628	329,604	$3,022,091
Shares redeemed and retired	—		(2,607)		(945)		—
Total shares issued and outstanding at December 31, 2018	634,493		1,111,394		7,181,534		329,604

(1)	Includes 222,222 of Class A shares issued to RAI.

Redemptions

During the year ended December 31, 2018, the Company redeemed shares of its outstanding Class T and Class R common stock.  During the year ended December 31, 2018, there were no redemptions of Class A or Class I common stock.  Redemptions for the year ended December 31, 2018 were as follows:

	Class T		Class R
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2018	—	—	—	—
February 2018	—	—	—	—
March 2018	2,154	$8.59	—	—
April 2018	—	—	—	—
May 2018	—	—	—	—
June 2018	—	—	—	—
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	—	—	945	$8.38
October 2018	—	—	—	—
November 2018	—	—	—	—
December 2018	453	$8.37	—	—
	2,607		945

All redemptions requests tendered were honored during the year ended December 31, 2018.

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

F-27
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

Distributions

Cash Distributions

During the year ended December 31, 2018, the Company's board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 30, 2018 through March 28, 2019, which were or will be paid on April 30, 2018, May 31, 2018, June 29, 2018, July 31, 2018, August 31, 2018, September 28, 2018, October 31, 2018, November 30, 2018, December 31, 2018, January 31, 2019, February 28, 2019, and March 29, 2019.

The distributions declared for the periods from March 30, 2018 through June 28, 2018 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001434521 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.

The distributions declared for the periods from June 29, 2018 through March 28, 2019 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.001458630 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock.

Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

The following table presents information regarding the Company's distributions declared and paid to stockholders during the year ended December 31, 2018:

	Class A	Class T	Class R	Class I	Total
Distributions declared	$333,455	$477,264	$2,458,309	$120,331	$3,389,359

Distributions reinvested in shares of common stock paid	$118,858	$297,269	$1,107,690	$4,599	$1,528,416
Cash distributions paid	214,334	178,765	810,351	73,571	1,277,021
Total distributions paid	$333,192	$476,034	$1,918,041	$78,170	$2,805,437

At December 31, 2018, the Company had accrued approximately $1.0 million for the cash distributions paid or to be paid on January 31, 2019, February 28, 2019, and March 29, 2019, which is reported in distributions payable in the consolidated balance sheet.

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

F-28
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

During the year ended December 31, 2018, derivatives (interest rate caps) of $28,500 were acquired in conjunction with the acquisition financing of Tramore Village. Derivatives are reported at fair value in the consolidated balance sheets and are valued by a third party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2).

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$2,293	$—	$2,293

December 31, 2017
Assets:
Interest rate caps	$—	$3,408	$—	$3,408

The carrying and fair values of the Company’s mortgage notes payable- outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at December 31, 2018 and 2017, were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$101,315,236	$100,698,311	$23,114,507	$22,236,396

The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At December 31, 2018, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity.

F-29
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2018, the Company recorded $174 of hedge ineffectiveness in earnings.  During the year ended December 31, 2017, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.  At December 31, 2018, the Company estimates that an additional $10,511 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at December 31, 2018 and 2017:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
December 31, 2018	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2017	Interest rate cap	1	$21,520,000	August 1, 2020

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets at December 31, 2018 and 2017:

Asset Derivatives				Liability Derivatives
December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$2,293	Prepaid expenses and other assets	$3,408	—	$—	—	$—

F-30
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2018

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

Operating expenses for the four fiscal quarters ended December 31, 2018 exceeded the charter imposed limitation; however, the Conflicts Committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:

On February 12, 2019, the Company purchased Wimbledon Oaks, a 248 unit multifamily apartment complex in Arlington, Texas for $25.9 million.  The seller was an unaffiliated third party.  In conjunction with the purchase, the Company entered into an $18.4 million mortgage on the property.

On March 21, 2019, the Company’s Board of Directors authorized a cash distribution on the outstanding shares of all classes of common stock based on daily record dates for the period from March 29, 2019 through June 27, 2019, which the Company expects to pay on April 30, 2019, May 31, 2019, and June 28, 2019. The distribution will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.001469178 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date.

F-31
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

			Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Encumbrances	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciated- Latest Income Statement
Payne Place	Alexandria, Virginia	$1,560,236	$1,419,898	$1,030,161	$2,450,059	$37,076	$1,419,898	$1,067,237	$2,487,135	$(101,793)	1950	8/19/2016	3 - 27.5 years
Bay Club	Jacksonville, Florida	21,520,000	3,321,081	24,255,617	27,576,698	870,568	3,321,081	25,126,185	28,447,266	(1,588,567)	1990	7/31/2017	3 - 27.5 years
Tramore Village	Austell, Georgia	32,625,000	6,729,081	37,884,724	44,613,805	1,041,871	6,729,081	38,926,595	45,655,676	(1,290,598)	1999	3/22/2018	3 - 27.5 years
Matthews Reserve	Matthews, North Carolina	23,850,000	4,138,788	29,943,094	34,081,882	78,746	4,138,788	30,021,840	34,160,628	(441,450)	1998	8/29/2018	3 - 27.5 years
The Park at Kensington	Riverview, Florida	21,760,000	3,152,275	25,814,299	28,966,574	136,917	3,152,275	25,951,216	29,103,491	(370,202)	1990	9/14/2018	3 - 27.5 years
		$101,315,236	$18,761,123	$118,927,895	$137,689,018	$2,165,178	$18,761,123	$121,093,073	$139,854,196	$(3,792,610)

	December 31,
	2018	2017
Investments in real estate:
Balance, beginning of period	$29,935,360	$2,459,266
Acquisitions	107,662,261	27,576,698
Improvements, etc.	2,381,475	85,554
Disposals during the period	(124,900)	(186,158)
Balance, end of period	$139,854,196	$29,935,360
Accumulated Depreciation:
Balance, beginning of period	$(492,271)	$(13,431)
Depreciation	(3,316,395)	(478,920)
Disposals during the period	16,056	80
Balance, end of period	$(3,792,610)	$(492,271)

F-32
(Back to Index)