Form 10-Q
period 2019-03-31
Resource Apartment REIT III, Inc.
filed 2019-05-10
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer.	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

As of May 6, 2019, there were 638,324 outstanding shares of Class A common stock, 1,122,238 outstanding shares of Class T common stock, 8,889,507 outstanding shares of Class R common stock and 592,035 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

•

Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor. Distributions paid through March 31, 2019 have been funded in part with offering proceeds. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.  In addition, to the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$161,337,772	$136,061,586
Identified intangible assets, net	812,104	707,825
Total investments	162,149,876	136,769,411

Cash	38,702,364	32,827,390
Restricted cash	1,461,756	883,902
Tenant receivables, net	44,025	51,524
Due from related parties	10,440	13,772
Subscriptions receivable	262,142	1,431,000
Prepaid expenses and other assets	444,662	1,097,179
Deferred offering costs	4,738,675	5,046,364
Total assets	$207,813,940	$178,120,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$118,235,449	$100,044,640
Accounts payable and accrued expenses	1,267,730	1,167,901
Accrued real estate taxes	565,743	—
Due to related parties	13,084,625	12,993,287
Tenant prepayments	175,414	116,102
Security deposits	319,482	271,246
Distributions payable	1,225,146	1,037,799
Total liabilities	134,873,589	115,630,975

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 637,293 and 634,493 issued and outstanding, respectively	6,373	6,345
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,119,361 and 1,111,394 issued and outstanding, respectively	11,194	11,114
Class R common stock, par value $0.01: 750,000,000 shares authorized, 8,744,329 and 7,181,534 issued and outstanding, respectively	87,443	71,815
Class I common stock, par value $0.01: 75,000,000 shares authorized, 456,134 and 329,604 issued and outstanding, respectively	4,561	3,296
Additional paid-in capital	92,373,880	77,896,470
Accumulated other comprehensive loss	(41,810)	(40,633)
Accumulated deficit	(19,501,790)	(15,459,340)
Total stockholders’ equity	72,940,351	62,489,567
Total liabilities and stockholders’ equity	$207,813,940	$178,120,542

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$3,722,857	$863,119
Total revenues	3,722,857	863,119

Expenses:
Rental operating - expenses	681,411	136,496
Rental operating - payroll	370,874	79,336
Rental operating - real estate taxes	497,231	124,203
Subtotal- rental operating	1,549,516	340,035
Property management fees	2,611	2,017
Management fees - related parties	574,038	135,926
General and administrative	859,748	427,772
Loss on disposal of assets	86,862	2,609
Depreciation and amortization expense	2,237,100	562,155
Total expenses	5,309,875	1,470,514
Loss before other income (expense)	(1,587,018)	(607,395)

Other income (expense):
Interest income	69,816	25,922
Interest expense	(1,268,205)	(244,682)
Total other income (expense)	(1,198,389)	(218,760)
Net loss	$(2,785,407)	$(826,155)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(1,177)	4,039
Total other comprehensive (loss) income	(1,177)	4,039
Comprehensive loss	$(2,786,584)	$(822,116)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Class A common stock:
Net loss attributable to Class A common stockholders	$(169,939)	$(114,234)
Net loss per Class A share, basic and diluted	$(0.27)	$(0.18)
Weighted average Class A common shares outstanding, basic and diluted	635,494	622,915

Class T common stock:
Net loss attributable to Class T common stockholders	$(324,895)	$(227,076)
Net loss per Class T share, basic and diluted	$(0.29)	$(0.21)
Weighted average Class T common shares outstanding, basic and diluted	1,114,260	1,083,964

Class R common stock:
Net loss attributable to Class R common stockholders	$(2,200,230)	$(478,671)
Net loss per Class R share, basic and diluted	$(0.28)	$(0.18)
Weighted average Class R common shares outstanding, basic and diluted	7,937,283	2,706,214

Class I common stock:
Net loss attributable to Class I common stockholders	$(90,343)	$(6,174)
Net loss per Class I share, basic and diluted	$(0.24)	$(0.12)
Weighted average Class I common shares outstanding, basic and diluted	380,190	50,059

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	Common Stock								Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount
Balance, at January 1, 2019	634,493	1,111,394	7,181,534	329,604	$6,345	$11,114	$71,815	$3,296	50,000	$500	$77,896,470	$(40,633)	$(15,459,340)	$62,489,567
Issuance of common stock	—	—	1,510,253	126,266	—	—	15,103	1,262	—	—	15,776,926	—	—	15,793,291
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,875,753)	—	—	(1,875,753)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,257,043)	(1,257,043)
Common stock issued through distribution reinvestment plan	2,800	7,967	52,542	264	28	80	525	3	—	—	576,237	—	—	576,873
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,177)	—	(1,177)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,785,407)	(2,785,407)
Balance, at March 31, 2019	637,293	1,119,361	8,744,329	456,134	$6,373	$11,194	$87,443	$4,561	50,000	$500	$92,373,880	$(41,810)	$(19,501,790)	$72,940,351

Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	1,245,105	25,192	—	—	12,451	252	—	—	12,068,991	—	—	12,081,694
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,284,836)	—	—	(1,284,836)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(587,812)	(587,812)
Common stock issued through distribution reinvestment plan	2,324	5,412	10,984	70	23	54	110	1	—	—	172,330	—	—	172,518
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,039	—	4,039
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(826,155)	(826,155)
Share redemptions	—	(2,154)	—	—	—	(21)	—	—	—	—	(18,485)	—	—	(18,506)
Balance, at March 31, 2018	624,078	1,084,484	3,314,097	61,380	$6,241	$10,845	$33,141	$614	50,000	$500	$43,261,424	$(7,153)	$(6,632,165)	$36,673,447

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,785,407)	$(826,155)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	86,862	2,609
Depreciation and amortization	2,237,100	562,155
Amortization of deferred financing costs	59,190	13,899
Realized loss on change in fair value of interest rate cap	853	—
Changes in operating assets and liabilities:
Tenant receivables, net	7,499	(453)
Due from related parties	3,332	(56,046)
Prepaid expenses and other assets	(155,243)	(8,044)
Due to related parties	(408,792)	246,800
Accounts payable and accrued expenses	645,328	82,744
Tenant prepayments	53,206	19,514
Security deposits	1,467	2,778
Net cash (used in) provided by operating activities	(254,605)	39,801

Cash flows from investing activities:
Property acquisition	(7,285,620)	(12,859,966)
Capital expenditures	(1,129,958)	(339,601)
Net cash used in investing activities	(8,415,578)	(13,199,567)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,894,215	11,313,571
Redemptions of common stock	—	(18,506)
Payments on borrowings	(8,736)	(8,469)
Payment of deferred financing costs	(269,645)	(410,275)
Distributions paid on common stock	(492,823)	(137,027)
Net cash provided by financing activities	15,123,011	10,739,294

Net increase (decrease) in cash and restricted cash	6,452,828	(2,420,472)
Cash and restricted cash at beginning of period	33,711,292	23,944,874
Cash and restricted cash at end of period	$40,164,120	$21,524,402

Reconciliation to consolidated balance sheets:
Cash	$38,702,364	$20,888,893
Restricted Cash	1,461,756	635,509
Cash and restricted cash at end of period	$40,164,120	$21,524,402

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). The Company expects to offer shares in its primary initial public offering until the registration statement relating to its proposed follow-on offering that was filed on April 24, 2019 is declared effective by the Securities and Exchange Commission.

Through July 2, 2017, the Company offered shares of Class A and Class T common stock in the primary and DRIP offering. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock in its primary offering and commenced offering shares of Class R and Class I common stock in both the primary and DRIP offering.

On June 27, 2018 and March 21, 2019, the board of directors of the Company determined an estimated net asset value (“NAV”) per share of the common stock of $9.05 and $9.12, respectively, based on the estimated market value of the portfolio of investments of the Company as of March 31, 2018 and December 31, 2018, respectively.  Based on the estimated NAV per share, the board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of the initial public offering by adding certain offering costs to the estimated NAV per share.  Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent estimated NAV per share.

The prices per share for each class of shares of the Company's common stock through March 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through March 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s most estimated NAV per share.

As of March 31, 2019, the Company has raised aggregate gross primary offering proceeds of approximately $102.1 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 8,562,469 Class R shares and 455,224 Class I shares of common stock.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

The Company’s objective is to take advantage of the multifamily investing and lending platforms of Resource Real Estate, LLC (the "Sponsor") to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company intends to acquire underperforming apartments which it will renovate and stabilize in order to increase rents. To a lesser extent, the Company may also seek to originate and acquire commercial real estate debt secured by apartments having the same characteristics.

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019, may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
RRE Tramore Village Holdings, LLC	324	Austell, GA
RRE Matthews Reserve Holdings, LLC	212	Matthews, NC
RRE Kensington Holdings, LLC	204	Riverview, FL
RRE Wimbledon Oaks Holdings, LLC	248	Arlington, TX
	1,219

N/A - Not Applicable

All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

As of March 31, 2019, the Company's real estate investments in Florida, Georgia, North Carolina and Texas represented approximately 34%, 27%, 21%, and 16%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2016-02 and the adoption did not have a material effect on its consolidated financial statements and disclosures. The Company’s operating leases, in which it is the lessor, continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, consisting of office equipment leases, the Company recognized a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $9,304 at January 1, 2019.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard, is the option to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods, which the Company has elected. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2018-11 and the adoption did not have a material effect on its consolidated financial statements and disclosures.  The Company applied the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company utilized the optional method for adopting the new leasing guidance and did not restate comparative periods.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. On January 1, 2018, the Company adopted ASU No. 2017-01. During the three months ended March 31, 2019, the Company acquired one investment property which did not meet the revised definition of a business and, accordingly, accounted for the acquisition as an asset acquisition. For investment property additions accounted for as business combinations, acquisition fees and acquisition costs were included in acquisition costs on the consolidated statements of operations and comprehensive loss. For investment property additions accounted for as asset acquisitions, all such costs are included in the purchase price that is allocated between land, building and improvements, furniture, fixtures, and equipment and intangible assets on the consolidated balance sheets, based on their respective fair values.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. On January 1, 2019, the Company adopted ASU No. 2017-12 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. On January 1, 2019, the Company adopted ASU No. 2018-16 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In June 2018, FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. On January 1, 2019, the Company adopted ASU No. 2018-07 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. On January 1, 2019, the Company adopted ASU No. 2018-09 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-03 will be effective for the Company beginning December 15, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-03 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at March 31, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at March 31, 2019.

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

MARCH 31, 2019

(unaudited)

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three months ended March 31, 2019 and 2018.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both March 31, 2019 and December 31, 2018.

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, the Company adopted ASU No. 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

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

The Company amortizes the value of in-place leases to expense over the average remaining term of the underlying leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of the Company’s reported net income.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $7.8 million and $257,392 for the 12 month periods ending March 31, 2020 and 2021, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers”, beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer.  The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At March 31, 2019 and December 31, 2018, there were allowances for uncollectible receivables of $3,683 and $5,593, respectively.

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

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At March 31, 2019 and December 31, 2018, the Company did not treat any of its subsidiaries as a TRS.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2019 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three months ended March 31, 2019 and 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

As of March 31, 2019, the Company has incurred approximately $8.8 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of March 31, 2019, the Advisor has advanced approximately $8.1 million of these costs on behalf of the Company. The Company has paid approximately $249,000 of these costs directly and reimbursed approximately $498,000 to the Advisor.

As of March 31, 2019, the Company has charged approximately $4.1 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of $4.7 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to the Advisor.

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

MARCH 31, 2019

(unaudited)

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

The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $474,290 for the full five year period at March 31, 2019 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $183,698 cumulatively through March 31, 2019. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $2.3 million at March 31, 2019 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $559,995 cumulatively through March 31, 2019 The total accrual of approximately $2.1 million is included in due to related parties on the Company's consolidated balance sheet at March 31, 2019.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information:

	Three Months Ended March 31,
	2019	2018
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$324,042	$681,443
Offering costs payable to third parties	—	807
Distribution and shareholder servicing fee payable to related parties	240,375	278,037
Cash distributions on common stock declared but not yet paid	1,225,146	732,144
Stock issued from distribution reinvestment plan	576,873	172,518
Subscriptions receivable	262,142	452,500
Escrow deposits funded directly by mortgage notes payable	350,022	243,637

Non-cash activity related to acquisitions:
Mortgage note payable used to acquire real property	18,059,978	32,381,363

Cash paid during the year for:
Interest	$1,132,853	$225,279

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	March 31, 2019	December 31, 2018
Real estate taxes	$377,058	$19,988
Insurance	240,123	150,263
Capital improvements	844,575	713,651
Total	$1,461,756	$883,902

In addition, the Company designated unrestricted cash for capital expenditures of approximately $10.3 million and $9.2 million at March 31, 2019 and December 31, 2018, respectively.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

NOTE 5 - ACQUISITION

On February 12, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Arlington, Texas ("Wimbledon Oaks"). Wimbledon Oaks, constructed in 1986, contains 248 units plus amenities, including a swimming pool, clubhouse, and a fitness center. Wimbledon Oaks encompasses 189,960 rentable square feet. At March 31, 2019, Wimbledon Oaks was 94% leased.

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of Wimbledon Oaks during the three months ended March 31, 2019:

	Contract Purchase Price	Acquisition Fee (1)	Acquisition Costs (2)	Total Real Estate, Cost
Wimbledon Oaks
Land	$3,779,617	$83,471	$30,014	$3,893,102
Building and Improvements	20,970,743	463,127	166,529	21,600,399
Furniture, fixtures and equipment	377,962	8,347	3,001	389,310
Intangible Assets	721,678	15,938	5,731	743,347
	$25,850,000	$570,883	$205,275	$26,626,158

(1)	Represents acquisition fee of 2% of the cost of investments, paid to the Advisor.
(2)	Represents transaction costs paid both at closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties:

	March 31, 2019	December 31, 2018
Land	$22,654,225	$18,761,123
Building and improvements	140,845,445	118,625,834
Furniture, fixtures, and equipment	2,882,965	2,202,006
Construction in progress	331,511	265,233
	166,714,146	139,854,196
Less: accumulated depreciation	(5,376,374)	(3,792,610)
Total rental property, net	$161,337,772	$136,061,586

Depreciation expense for the three months ended March 31, 2019 and 2018 was $1.6 million and $282,722, respectively.

Loss on disposal of assets:  During the three months ended March 31, 2019 and 2018, the Company recorded losses on the disposal of assets of $86,862 and $2,609, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at March 31, 2019 and December 31, 2018 was $812,104 and $707,825, respectively, net of the accumulated amortization of approximately $3.0 million and $2.4 million, respectively. At March 31, 2019, the weighted average remaining life of the rental leases was 3 months.

Amortization for the three months ended March 31, 2019 and 2018 was $639,067 and $279,433, respectively. At March 31, 2019, expected amortization for the in-place rental leases for the next 12 months is $812,104 and none thereafter.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net, at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,551,500	$(29,750)	$1,521,750	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,520,000	(244,108)	21,275,892	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(349,082)	32,275,918	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(303,358)	23,546,642	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(290,233)	21,469,767	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(264,520)	18,145,480	—	—	—
Total	$119,716,500	$(1,481,051)	$118,235,449	$101,315,236	$(1,270,596)	$100,044,640

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,531
Bay Club	8/1/2024	4.36%	(2)(6)	96,464	52,024
Tramore Village	4/1/2025	4.29%	(3)(6)	118,929	55,872
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,322	20,127
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,379	37,346
Wimbledon Oaks	3/1/2026	4.33%	(4)(6)	67,537	63,822

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 2.49% (at March 31, 2019) plus 1.87%, with a maximum interest rate of 5.75%; see Note 13.
(3)	Variable rate based on one-month LIBOR of 2.49% (at March 31, 2019) plus 1.80%, with a maximum interest rate of 6.25%; see Note 13.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a period of the term.

On February 12, 2019, the Company, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with M&T Realty Capital Corporation, an unaffiliated lender, for borrowings of approximately $18.4 million secured by Wimbledon Oaks (the “Wimbledon Oaks Mortgage Loan”). The Wimbledon Oaks Mortgage Loan matures on March 1, 2026 and bears interest at a fixed rate of 4.33%. Monthly payments are interest only for the first 36 months. Beginning on April 1, 2022, the Company will pay both principal and interest on the Wimbledon Oaks Mortgage Loan based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.

Prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to March 1, 2024. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) March 1, 2024 through October 31, 2025. No prepayment premium is required after November 1, 2025. The non-recourse carveouts under the loan documents for the Wimbledon Oaks Mortgage Loan are guaranteed by the Company.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending March 31, and thereafter:

2020	$238,696
2021	397,605
2022	1,249,149
2023	2,042,200
2024	2,120,219
Thereafter	113,668,631
$119,716,500

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2019 and 2018, amortization of deferred financing costs of $59,190 and $13,899, respectively, was included in interest expense. Accumulated amortization at March 31, 2019 and December 31, 2018 was $208,360 and $149,170, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter:

2020	$239,485
2021	241,660
2022	239,913
2023	236,018
2024	232,107
Thereafter	291,868
$1,481,051

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with the Advisor

The Company is externally managed and advised by the Advisor. Pursuant to the terms of the advisory agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor or its affiliates acting on behalf of the Advisor, are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2018, the Company renewed the advisory agreement with the Advisor through April 27, 2019. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2018 except that it includes the amendment described below.

During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At March 31, 2019, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $8.6 million.

The advisory agreement has a one -year term and may be renewed for an unlimited number of successive one -year terms upon the approval of the Conflicts Committee of the Company's board of directors. Under the advisory agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Asset management fees. The Advisor earns a monthly asset management fee equal to 0.083% (one-twelfth of 1.0%) of (i) the appraised asset values for all assets owned on the date of the most recently determined NAV of the Company plus, (ii) until the date of the next determination of NAV of the Company, the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves, for all assets acquired after the most recently determined NAV of the Company, if any. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At March 31, 2019 and December 31, 2018, the Advisor owed the Company $1,180 and $291, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.

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

MARCH 31, 2019

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

Distribution and shareholder servicing fee. Resource Securities is paid an annual fee of 1.0% of the NAV per share (1% of purchase price prior to June 29, 2018) of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%. Resource Securities is also paid an annual fee of 1.0% of the NAV per share (1% of purchase price prior to June 29, 2018) of Class R common stock sold in the primary offering.  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10.0% of the gross proceeds from the primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company’s transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through the distribution reinvestment plan).

Relationship with RAI and C-III

Property loss pool. The Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy, until February 28, 2019.   Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which will be returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss.

As of March 1, 2019, the Company now participates (with other properties directly and indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

General liability loss pool.  The Company participates (with other properties directly and indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.

Internal audit fees. RAI performs internal audit services for the Company.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

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

The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $1,151 for zoning reports in connection with its acquisition of Wimbledon Oaks during the three months ended March 31, 2019.

The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	March 31, 2019	December 31, 2018
Due from related parties:
Advisor	$1,180	$291
RAI and affiliate - insurance funds held in escrow	8,829	12,799
Resource Securities	431	682
	$10,440	$13,772

Due to related parties:
Advisor:
Asset management fees	$—	$5,238
Organization and offering costs	8,075,895	8,249,864
Operating expense reimbursements (including prepaid expenses)	2,822,870	2,700,703
	10,898,765	10,955,805

Manager:
Property management fees	61,735	50,912
Operating expense reimbursements	36,265	62,717
	98,000	113,629

RAI:
Internal audit fee	11,750	11,750
Operating expense reimbursements	2,762	14,843
	14,512	26,593

Resource Securities:
Selling commissions and dealer-manager fees	14,418	78,705
Distribution and shareholder servicing fee	2,058,930	1,818,555
	2,073,348	1,897,260

	$13,084,625	$12,993,287

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended March 31,
	2019	2018
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$609,670	$1,018,719
Asset management fees (2)	414,950	98,208
Debt financing fees (3)	92,050	163,125
Organization and offering costs (4)	324,045	681,443
Operating expense reimbursement (5)	405,445	252,488

Manager:
Property management fees (2)	$159,088	$37,718
Construction management fees (1)	41,567	15,848
Operating expense reimbursements (6)	30,471	3,188

RAI:
Internal audit fee (5)	$11,750	$3,500

Resource Securities:
Selling commissions and dealer-manager fees (7)	$820,165	$654,136
Distribution and shareholder servicing fee (7)	423,857	354,776

Other:
The Planning & Zoning Resource Company (1)	$1,151	$1,980

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,785,407)	$(826,155)
Less: Class A common stock cash distributions declared	85,241	83,112
Less: Class T common stock cash distributions declared	122,531	116,334
Less: Class R common stock cash distributions declared	986,950	378,681
Less: Class I common stock cash distributions declared	62,321	9,685
Undistributed net loss attributable to common stockholders	$(4,042,450)	$(1,413,967)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(255,180)	$(197,346)
Class A common stock cash distributions declared	85,241	83,112
Net loss attributable to Class A common stockholders	$(169,939)	$(114,234)
Net loss per Class A common share, basic and diluted	$(0.27)	$(0.18)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	635,494	622,915

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(447,426)	$(343,410)
Class T common stock cash distributions declared	122,531	116,334
Net loss attributable to Class T common stockholders	$(324,895)	$(227,076)
Net loss per Class T common share, basic and diluted	$(0.29)	$(0.21)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,114,260	1,083,964

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(3,187,180)	$(857,352)
Class R common stock cash distributions declared	986,950	378,681
Net loss attributable to Class R common stockholders	$(2,200,230)	$(478,671)
Net loss per Class R common share, basic and diluted	$(0.28)	$(0.18)
Weighted-average number of Class R common shares outstanding, basic and diluted	7,937,283	2,706,214

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(152,664)	$(15,859)
Class I common stock cash distributions declared	62,321	9,685
Net loss attributable to Class I common stockholders	$(90,343)	$(6,174)
Net loss per Class I common share, basic and diluted	$(0.24)	$(0.12)
Weighted-average number of Class I common shares outstanding, basic and diluted	380,190	50,059

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At March 31, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At March 31, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred as of March 31, 2019.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Since inception through March 31, 2019, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	8,562,469	$82,179,098	455,224	$4,188,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	23,226	218,055	56,477	512,576	182,805	1,660,298	910	8,183
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	637,293	$6,019,531	1,121,968	$10,456,041	8,745,274	$83,839,396	456,134	$4,196,796
Shares redeemed and retired	—		(2,607)		(945)		—
Total shares issued and outstanding at March 31, 2019	637,293		1,119,361		8,744,329		456,134

(1)Includes 222,222 of Class A shares issued to RAI.

Redemptions

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

During the three months ended March 31, 2019, the Company did not receive any redemption requests.

Distributions

Cash Distributions

During the three months ended March 31, 2019, the Company’s board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 29, 2019 through June 27, 2019, which were or will be paid on April 30, 2019, May 31, 2019, and June 28, 2019.

The distribution was or will be calculated based on the stockholders of record each day during the period at a rate of (i) $0.001469178 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date..

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

The following table presents information regarding the Company's distributions declared and paid to stockholders during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$85,241	$122,531	$986,950	$62,321	$1,257,043

Distributions reinvested in shares of common stock paid	$25,404	$72,288	$476,785	$2,396	$576,873
Cash distributions paid	56,159	44,846	346,002	45,816	492,823
Total distributions paid	$81,563	$117,134	$822,787	$48,212	$1,069,696

At March 31, 2019, the Company had accrued approximately $1.2 million for the cash distributions paid or to be paid, in cash or DRIP shares, on April 30, 2019, May 31, 2019, and June 28, 2019, which is reported in distributions payable in the consolidated balance sheet.

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

MARCH 31, 2019

(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Interest rate caps	$—	$263	$—	$263

December 31, 2018
Assets:
Interest rate caps	$—	$2,293	$—	$2,293

The carrying amount and estimated fair values of the Company’s mortgage notes payable were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable	$119,716,500	$116,014,176	$101,315,236	$100,698,311

The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding deferred finance costs, net. The fair value of mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During each of the three months ended March 31, 2019, the Company recorded $853 of hedge ineffectiveness in earnings. There was no hedge ineffectiveness in earnings during the three months ended March 31, 2018.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2019

(unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At March 31, 2019, the Company estimates that an additional $15,316 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at March 31, 2019 and December 31, 2018:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
March 31, 2019	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2018	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2019 and December 31, 2018:

Asset Derivatives				Liability Derivatives
March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$263	Prepaid expenses and other assets	$2,293	—	$—	—	$—

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

Operating expenses for the four fiscal quarters ended March 31, 2019 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements, except for the following:

On April 15, 2019, the Company entered into an agreement to purchase The Summit Apartments, a 141-unit multifamily apartment complex located in Alexandria, Virginia, for $36.8 million with an expected closing in the second quarter of 2019.

On April 24, 2019, the Company filed a registration statement to register a follow-on public offering.

Effective April 28, 2019, the Company renewed the advisory agreement with the Advisor through April 27, 2020. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2019.

(Back to Index)

(Back to Index)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2018. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.

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

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At March 31, 2019, we owned six multifamily properties. As such, we had limited operating results during the three months ended March 31, 2019 and 2018.

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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth the results of our operations:

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$3,722,857	$863,119
Total revenues	3,722,857	863,119

Expenses:
Rental operating - expenses	681,411	136,496
Rental operating - payroll	370,874	79,336
Rental operating - real estate taxes	497,231	124,203
Subtotal- rental operating	1,549,516	340,035
Property management fees	2,611	2,017
Management fees - related parties	574,038	135,926
General and administrative	859,748	427,772
Loss on disposal of assets	86,862	2,609
Depreciation and amortization expense	2,237,100	562,155
Total expenses	5,309,875	1,470,514
Loss before other income (expense)	(1,587,018)	(607,395)

Other income (expense):
Interest income	69,816	25,922
Interest expense	(1,268,205)	(244,682)
Total other income (expense)	(1,198,389)	(218,760)
Net loss	$(2,785,407)	$(826,155)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$3,450,054	$—	$3,450,054	$823,181	$—	$823,181
Utilities income	216,718	—	216,718	34,473	—	34,473
Ancillary tenant fees	56,085	—	56,085	5,465	—	5,465
Total revenues	3,722,857	—	3,722,857	863,119	—	863,119

Expenses:
Rental operating -expenses	681,411	—	681,411	136,496	—	136,496
Rental operating - payroll	370,629	245	370,874	78,066	1,270	79,336
Rental operating - real estate taxes	497,231	—	497,231	124,203	—	124,203
Subtotal- rental operating	1,549,271	245	1,549,516	338,765	1,270	340,035
Property management fees	2,611	—	2,611	2,017	—	2,017
Management fees - related parties	159,089	414,949	574,038	37,718	98,208	135,926
General and administrative	175,919	683,829	859,748	20,442	407,330	427,772
Loss on disposal of assets	86,862	—	86,862	2,609	—	2,609
Depreciation and amortization expense	2,237,100	—	2,237,100	562,155	—	562,155
Total expenses	4,210,852	1,099,023	5,309,875	963,706	506,808	1,470,514
Loss before other income (expense)	(487,995)	(1,099,023)	(1,587,018)	(100,587)	(506,808)	(607,395)

Other income (expense):
Interest income	18	69,798	69,816	170	25,752	25,922
Interest expense	(1,268,205)	—	(1,268,205)	(244,682)	—	(244,682)
Total other income (expense)	(1,268,187)	69,798	(1,198,389)	(244,512)	25,752	(218,760)
Net loss	$(1,756,182)	$(1,029,225)	$(2,785,407)	$(345,099)	$(481,056)	$(826,155)

Total revenues

Total revenues for the three months ended March 31, 2019 increased by approximately $2.9 million as compared to the three months ended March 31, 2018 due to six properties owned at March 31, 2019 as compared to three properties owned at March 31, 2018, one of which was only owned for 8 days.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes expense for the three months ended March 31, 2019 increased by approximately $1.2 million as compared to the three months ended March 31, 2018 due to six properties owned at March 31, 2019 as compared to three properties owned at March 31, 2018, one of which was only owned for 8 days.

Management fees - related parties

Management fees - related parties expense for the three months ended March 31, 2019 increased by approximately $438,000 as compared to the three months ended March 31, 2018 due to an increase in property management fees and asset management fees due to the acquisition of three additional properties.

General and administrative

General and administrative expense for the three months ended March 31, 2019 increased by approximately $432,000 as compared to the three months ended March 31, 2018 due to the acquisition of three additional properties, as well as increases in payroll expense allocated from our Advisor, professional fees, and software costs related to internal and external reporting.

(Back to Index)

(Back to Index)

Loss on disposal of assets

Loss on disposal of assets for the three months ended March 31, 2019 increased by approximately $84,000 as compared to the three months ended March 31, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2019 increased by approximately $1.7 million as compared to the three months ended March 31, 2018 due to six properties owned at March 31, 2019, with a net asset value of approximately $161.3 million as compared to three properties owned at March 31, 2018, with a net asset value of approximately $74.2 million

Interest expense

Interest expense for the three months ended March 31, 2019 increased by approximately $1.0 million as compared to the three months ended March 31, 2018 due to six properties owned at March 31, 2019, which secured debt totaling approximately $119.7 million, as compared to three properties owned at March 31, 2018, which secured debt totaling approximately $55.7 million.

Liquidity and Capital Resources

We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP").

Through July 2, 2017, we offered shares of Class A and Class T common stock in our primary and DRIP offering. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in both the primary and DRIP offering.

On June 27, 2018 and March 21, 2019, our board of directors determined an estimated net asset value (“NAV”) per share of the common stock of $9.05 and $9.12, respectively, based on the estimated market value of the portfolio of our investments as of March 31, 2018 and December 31, 2018, respectively.  Based on the estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering by adding certain offering costs to the estimated NAV per share.  Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent estimated NAV per share.

The prices per share for each class of shares of our common stock through March 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through March 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1) Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for

(Back to Index)

(Back to Index)

certain accrued organization and offering costs. As of March 31, 2019, we have purchased six properties using both offering proceeds and debt financing.

If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of March 31, 2019, we have raised approximately $102.1 million in our public offering.

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

Capital Expenditures

We deployed a total of approximately $1.1 million during the three months ended March 31, 2019 for capital expenditures:

Multifamily Community	Capital deployed during three months ended March 31, 2019	Remaining capital budgeted
Payne Place	$—	$33,784
Bay Club	94,442	934,557
Tramore Village	339,060	2,540,874
Matthews Reserve	384,530	2,557,782
The Park at Kensington	308,146	1,834,222
Wimbledon Oaks	3,780	2,424,613
	$1,129,958

Gross offering proceeds

At March 31, 2019, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	8,562,469	$82,179,098	455,224	$4,188,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	23,226	218,055	56,477	512,576	182,805	1,660,298	910	8,183
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	637,293	$6,019,531	1,121,968	$10,456,041	8,745,274	$83,839,396	456,134	$4,196,796
Shares redeemed and retired	—		(2,607)		(945)		—
Total shares issued and outstanding at March 31, 2019	637,293		1,119,361		8,744,329		456,134

(1)Includes 222,222 of Class A shares issued to RAI.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net:

	March 31, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,551,500	$(29,750)	$1,521,750	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,520,000	(244,108)	21,275,892	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(349,082)	32,275,918	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(303,358)	23,546,642	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(290,233)	21,469,767	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(264,520)	18,145,480	—	—	—
Total	$119,716,500	$(1,481,051)	$118,235,449	$101,315,236	$(1,270,596)	$100,044,640

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of March 31, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.34%.

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

As of March 31, 2019, we have incurred approximately $8.8 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of March 31, 2019, our Advisor has advanced approximately $8.1 million of these costs on our behalf and we have paid approximately $249,000 of these costs directly and reimbursed approximately $498,000 to our Advisor.

As of March 31, 2019, we have charged approximately $4.1 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of $4.7 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will be charged back to our Advisor.

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

We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $474,290 for the full five year period at March 31, 2019, of which we paid $183,698 cumulatively through March 31, 2019. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $2.3 million at March 31, 2019, of which we paid $559,995 cumulatively through March 31, 2019. The total accrual of approximately $2.1 million is included in due to related parties on our consolidated balance sheet at March 31, 2019.

Acquisition and Asset Management Costs

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with

(Back to Index)

(Back to Index)

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

Operating expenses for the four fiscal quarters ended March 31, 2019 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

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

Distributions

Cash Distributions

For the three months ended March 31, 2019, we declared and paid aggregate distributions, which were paid from operating activities, debt financing, and offering proceeds, as follows:

	Three Months Ended March 31, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$85,241	$122,531	$986,950	$62,321	$1,257,043

Distributions reinvested in shares of common stock paid	$25,404	$72,288	$476,785	$2,396	$576,873
Cash distributions paid	56,159	44,846	346,002	45,816	492,823
Total distributions paid	$81,563	$117,134	$822,787	$48,212	$1,069,696

At March 31, 2019, we had accrued $1.2 million for the cash distributions paid or to be paid, in cash or DRIP shares, on April 30, 2019, May 31, 2019, and June 28, 2019, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2019:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Operating Activities	Offering Proceeds	Debt Financing
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by/ (Used in) Operating Activities	Total	Per Share(1)	Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$492,823	$576,873	$1,069,696	$(254,605)	$1,257,043	$0.134	- / -	$1,069,696 / 100%	- / -

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$0.001434521 per day	248,431	227,843	476,274
Six months ended June 30, 2018	$0.001434521 per day	605,527	496,157	1,101,684
Six months ended December 31, 2018	$0.001458630 per day	922,889	780,864	1,703,753
Three months ended March 31, 2019	$0.001458630 per day	576,873	492,823	1,069,696
		$2,399,112	$2,056,893	$4,456,005

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

Our net loss attributable to common stockholders for the three months ended March 31, 2019 was $2,785,407 and net cash used in operating activities was $254,605. Our cumulative cash distributions and net loss attributable to common stockholders from inception through March 31, 2019 are $4,456,005 and approximately $13.5 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders - GAAP	$(2,785,407)	$(826,155)
Depreciation expense	1,598,033	282,722
FFO attributable to common stockholders	(1,187,374)	(543,433)
Adjustments for straight-line rents	(2,255)	945
Amortization of intangible lease assets	639,067	279,433
MFFO attributable to common stockholders	$(550,562)	$(263,055)

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2018 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:

On April 15, 2019, we entered into an agreement to purchase The Summit Apartments, a 141-unit multifamily apartment complex located in Alexandria, Virginia, for $36.8 million with an expected closing in the second quarter of 2019.

On April 24, 2019, we filed a registration statement to register a follow-on public offering.

Effective April 28, 2019, we renewed the advisory agreement with our Advisor through April 27, 2020. The terms of the agreement are identical to those of the advisory agreement in effect through April 27, 2019.

(Back to Index)

(Back to Index)

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to offer shares of common stock in the primary offering until the registration statement relating to our proposed follow-on offering is declared effective by the Securities and Exchange Commission.

We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP.

Through July 2, 2017, we offered shares of Class A and Class T common stock in our primary and DRIP offering. As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock in both the primary and DRIP offering.

On June 27, 2018 and March 21, 2019, our board of directors determined an estimated net asset value (“NAV”) per share of the common stock of $9.05 and $9.12, respectively, based on the estimated market value of the portfolio of our investments as of March 31, 2018 and December 31, 2018, respectively.  Based on the estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering by adding certain offering costs to the estimated NAV per share.  Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent estimated NAV per share.

(Back to Index)

(Back to Index)

The prices per share for each class of shares of our common stock through March 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through March 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

At March 31, 2019, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 8,562,469 Class R shares and 455,224 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $102.1 million. From the commencement of our public offering through March 31, 2019, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$2,328,223
Dealer manager fees	3,057,597
Distribution and shareholder servicing fee (1)	2,802,623
Other organization and offering costs (2)	4,084,506
Total expenses	$12,272,949

(1)

Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At March 31, 2019, $2,058,930 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At March 31, 2019, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through March 31, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $92.6 million. As of March 31, 2019, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $163.5 million in real estate investments. Of the amount used for the purchase of these investments, approximately $3.6 million was paid to our Advisor as acquisition fees and approximately $186,000 was paid to other affiliates for acquisition expense reimbursements.

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

We may reject any request for repurchase of shares. Repurchases of shares of our common stock, when requested, generally will be made quarterly. We limit the number of shares repurchased during any calendar year to 5.0% of the weighted-average number of shares of common stock outstanding during the 12-month period immediately prior to the effective date of redemption. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating

(Back to Index)

(Back to Index)

cash flow from the previous fiscal year (to the extent positive). Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

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

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of March 31, 2019:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

During the three months ended March 31, 2019, we did not receive any redemption requests.

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

10.1

Advisory Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 29, 2019)

10.2

Multifamily Loan and Security Agreement (Non-Recourse) by and between RRE Wimbledon Oaks Holdings, LLC and M&T Realty Capital Corporation, dated February 12, 2019 (incorporated by reference to Exhibit No. 10.23 to the Company’s Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-207740) filed February 28, 2019)

10.3

Multifamily Note by RRE Wimbledon Oaks Holdings, LLC in favor of M&T Realty Capital Corporation, dated February 12, 2019 (incorporated by reference to Exhibit No. 10.24 to the Company’s Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-207740) filed February 28, 2019)

10.4

Sale, Purchase and Escrow Agreement by and among MP Summit, LLC, Chicago Title Insurance Company, and Resource Apartment OP III, LP, dated April 15, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11 (No. 333-231012) filed April 24, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 24, 2018)

101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE APARTMENT REIT III, INC.

May 10, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)