Form 10-Q
period 2019-06-30
Resource Apartment REIT III, Inc.
filed 2019-08-09
CIK 1652926

(Back to Index)

TobiasLou911!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 624,194 outstanding shares of Class A common stock, 1,102,338 outstanding shares of Class T common stock, 9,384,717 outstanding shares of Class R common stock and 626,319 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

•

Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor. Distributions paid through June 30, 2019, have been funded in part with offering proceeds. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.  In addition, to the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$197,997,091	$136,061,586
Identified intangible assets, net	1,127,962	707,825
Total investments	199,125,053	136,769,411

Cash	30,338,228	32,827,390
Restricted cash	2,364,290	883,902
Tenant receivables, net	60,607	51,524
Due from related parties	5,380	13,772
Subscriptions receivable	110,000	1,431,000
Prepaid expenses and other assets	584,916	1,097,179
Deferred offering costs	4,795,010	5,046,364
Total assets	$237,383,484	$178,120,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$145,419,265	$100,044,640
Accounts payable and accrued expenses	1,277,151	1,167,901
Accrued real estate taxes	1,124,091	—
Due to related parties	12,944,582	12,993,287
Tenant prepayments	56,489	116,102
Security deposits	353,959	271,246
Distributions payable	1,315,781	1,037,799
Total liabilities	162,491,318	115,630,975

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 623,238 and 634,493 issued and outstanding, respectively	6,232	6,345
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,099,414 and 1,111,394 issued and outstanding, respectively	10,994	11,114
Class R common stock, par value $0.01: 750,000,000 shares authorized, 9,294,218 and 7,181,534 issued and outstanding, respectively	92,942	71,815
Class I common stock, par value $0.01: 75,000,000 shares authorized, 614,262 and 329,604 issued and outstanding, respectively	6,143	3,296
Additional paid-in capital	98,271,812	77,896,470
Accumulated other comprehensive loss	(39,764)	(40,633)
Accumulated deficit	(23,456,693)	(15,459,340)
Total stockholders’ equity	74,892,166	62,489,567
Total liabilities and stockholders’ equity	$237,383,484	$178,120,542

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$4,091,185	$1,827,196	$7,746,967	$2,690,315
Total revenues	4,091,185	1,827,196	7,746,967	2,690,315

Expenses:
Rental operating - expenses	809,644	346,784	1,491,055	483,280
Rental operating - payroll	412,606	199,196	783,480	278,532
Rental operating - real estate taxes	579,216	182,989	1,076,447	307,192
Subtotal- rental operating	1,801,466	728,969	3,350,982	1,069,004
Property management fees	2,624	2,344	5,235	4,361
Management fees - related parties	630,599	290,565	1,204,637	426,491
General and administrative	602,250	527,348	1,394,922	955,120
Loss on disposal of assets	131,611	3,879	218,473	6,488
Depreciation and amortization expense	2,216,145	1,152,791	4,453,246	1,714,946
Total expenses	5,384,695	2,705,896	10,627,495	4,176,410
Loss before other income (expense)	(1,293,510)	(878,700)	(2,880,528)	(1,486,095)

Other income (expense):
Interest income	83,164	44,292	152,980	70,214
Interest expense	(1,391,557)	(554,042)	(2,659,762)	(798,724)
Total other income (expense)	(1,308,393)	(509,750)	(2,506,782)	(728,510)
Net loss	$(2,601,903)	$(1,388,450)	$(5,387,310)	$(2,214,605)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	2,046	(21,309)	869	(17,270)
Total other comprehensive (loss) income	2,046	(21,309)	869	(17,270)
Comprehensive loss	$(2,599,857)	$(1,409,759)	$(5,386,441)	$(2,231,875)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Class A common stock:
Net loss attributable to Class A common stockholders	$(138,232)	$(154,200)		$(306,114)	$(272,581)
Net loss per Class A share, basic and diluted	$(0.22)	$(0.25)		$(0.48)	$(0.44)
Weighted average Class A common shares outstanding, basic and diluted	635,764	626,103		635,630	624,518

Class T common stock:
Net loss attributable to Class T common stockholders	$(269,481)	$(291,749)	0	$(590,857)	$(526,031)
Net loss per Class T share, basic and diluted	$(0.24)	$(0.27)		$(0.53)	$(0.48)
Weighted average Class T common shares outstanding, basic and diluted	1,118,038	1,089,943		1,116,159	1,086,970

Class R common stock:
Net loss attributable to Class R common stockholders	$(2,088,721)	$(921,259)	0	$(4,290,343)	$(1,386,823)
Net loss per Class R share, basic and diluted	$(0.23)	$(0.24)		$(0.51)	$(0.42)
Weighted average Class R common shares outstanding, basic and diluted	8,968,558	3,848,272		8,455,769	3,280,470

Class I common stock:
Net loss attributable to Class I common stockholders	$(105,469)	$(21,242)	0	$(199,996)	$(29,170)
Net loss per Class I share, basic and diluted	$(0.18)	$(0.16)		$(0.41)	$(0.32)
Weighted average Class I common shares outstanding, basic and diluted	585,893	133,309		483,610	91,914

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at April 1, 2019	637,293	1,119,361	8,744,329	456,135	6,373	11,194	87,443	4,561	50,000	$500	92,373,880	(41,810)	(19,501,790)	$72,940,351
Issuance of common stock	-	-	488,614	157,334	-	-	4,886	1,574	—	—	6,218,508	—	—	6,224,968
Offering costs	-	-	-	-	-	-	-	-	—	—	(598,229)	—	—	(598,229)
Cash distributions declared	-	-	-	-	-	-	-	-	—	—	—	—	(1,353,000)	(1,353,000)
Common stock issued through distribution reinvestment plan	2,859	8,140	61,275	793	28	81	613	8	—	—	665,626	—	—	666,356
Other comprehensive income	-	-	-	-	-	-	-	-	—	—	—	2,046	—	2,046
Net loss	-	-	-	-	-	-	-	-	—	—	—	—	(2,601,903)	(2,601,903)
Share redemptions	(16,914)	(28,087)	-	-	(169)	(281)	-	-	—	—	(387,973)	—	—	(388,423)
Balance, at June 30, 2019	623,238	1,099,414	9,294,218	614,262	6,232	10,994	92,942	6,143	50,000	$500	98,271,812	(39,764)	(23,456,693)	$74,892,166

Balance, at January 1, 2019	634,493	1,111,394	7,181,534	329,604	6,345	11,114	71,815	3,296	50,000	$500	$77,896,470	$(40,633)	$(15,459,340)	$62,489,567
Issuance of common stock	-	-	1,998,867	283,601	-	-	19,989	2,836	—	—	21,995,434	—	—	22,018,259
Offering costs	-	-	-	-	-	-	-	-	—	—	(2,473,982)	—	—	(2,473,982)
Cash distributions declared	-	-	-	-	-	-	-	-	—	—	—	—	(2,610,043)	(2,610,043)
Common stock issued through distribution reinvestment plan	5,659	16,107	113,817	1,057	56	161	1,138	11	—	—	1,241,863	—	—	1,243,229
Other comprehensive income	-	-	-	-	-	-	-	-	—	—	—	869	—	869
Net loss	-	-	-	-	-	-	-	-	—	—		—	(5,387,310)	(5,387,310)
Share redemptions	(16,914)	(28,087)	-	-	(169)	(281)	-	-	—	—	(387,973)	—	—	(388,423)
Balance, at June 30, 2019	623,238	1,099,414	9,294,218	614,262	6,232	10,994	92,942	6,143	50,000	$500	$98,271,812	$(39,764)	$(23,456,693)	$74,892,166

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY – (continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at April 1, 2018	624,078	1,084,484	3,314,097	61,380	$6,241	$10,845	$33,141	$614	50,000	$500	$43,261,424	$(7,153)	$(6,632,165)	$36,673,447
Issuance of common stock	—	—	1,084,995	71,705	—	—	10,850	717	—	—	10,963,265	—	—	10,974,832
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,932,959)	—	—	(1,932,959)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(757,120)	(757,120)
Common stock issued through distribution reinvestment plan	4,160	10,762	32,159	147	41	108	322	1	—	—	432,537	—	—	433,009
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(21,309)	—	(21,309)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,388,450)	(1,388,450)
Share redemptions	—	—	—	—	—	—	—	—	—	—	—	—	—	-
Balance, at June 30, 2018	628,238	1,095,246	4,431,251	133,232	$6,282	$10,953	$44,313	$1,332	50,000	$500	$52,724,267	$(28,462)	$(8,777,735)	$43,981,450

Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	2,330,100	96,897	—	—	23,301	969	—	—	23,032,256	—	—	23,056,526
Offering costs	—	—	—	—	—	—	—	—	—	—	(3,217,795)	—	—	(3,217,795)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,344,932)	(1,344,932)
Common stock issued through distribution reinvestment plan	6,484	16,174	43,143	217	64	162	432	2	—	—	604,867	—	—	605,527
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(17,270)	—	(17,270)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,214,605)	(2,214,605)
Share redemptions	—	(2,154)	—	—	—	(21)	—	—	—	—	(18,485)	—	—	(18,506)
Balance, at June 30, 2018	628,238	1,095,246	4,431,251	133,232	$6,282	$10,953	$44,313	$1,332	50,000	$500	$52,724,267	$(28,462)	$(8,777,735)	$43,981,450

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,387,310)	$(2,214,605)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	218,473	6,488
Depreciation and amortization	4,453,246	1,714,946
Amortization of deferred financing costs	117,180	41,222
Realized loss on change in fair value of interest rate cap	2,963	—
Changes in operating assets and liabilities:
Tenant receivables, net	(9,083)	1,239
Due from related parties	8,392	(3,894)
Prepaid expenses and other assets	(218,430)	(15,462)
Due to related parties	(699,944)	354,187
Accounts payable and accrued expenses	1,165,318	436,328
Tenant prepayments	(75,187)	23,064
Security deposits	4,818	14,182
Net cash (used in) provided by operating activities	(419,563)	357,695

Cash flows from investing activities:
Property acquisition	(17,335,215)	(12,859,966)
Capital expenditures	(2,812,055)	(529,118)
Net cash used in investing activities	(20,147,270)	(13,389,084)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,767,870	21,454,364
Redemptions of common stock	(388,423)	(18,506)
Payments on borrowings	(17,539)	(17,002)
Payment of deferred financing costs	(715,016)	(410,275)
Distributions paid on common stock	(1,088,832)	(496,157)
Net cash provided by financing activities	19,558,060	20,512,424

Net increase (decrease) in cash and restricted cash	(1,008,774)	7,481,035
Cash and restricted cash at beginning of period	33,711,292	23,944,874
Cash and restricted cash at end of period	$32,702,518	$31,425,909

Reconciliation to consolidated balance sheets:
Cash	$30,338,228	$30,663,307
Restricted Cash	2,364,290	762,602
Cash and restricted cash at end of period	$32,702,518	$31,425,909

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The prices per share for each class of shares of the Company's common stock through June 30, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through June 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through June 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s NAV per share.

As of June 30, 2019, the Company has raised aggregate gross primary offering proceeds of approximately $108.3 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,051,083 Class R shares and 612,560 Class I shares of common stock.

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

JUNE 30, 2019

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

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	11	Alexandria, VA
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
RRE Tramore Village Holdings, LLC	324	Austell, GA
RRE Matthews Reserve Holdings, LLC	212	Matthews, NC
RRE Kensington Holdings, LLC	204	Riverview, FL
RRE Wimbledon Oaks Holdings, LLC	248	Arlington, TX
RRE Summit Holdings, LLC	141	Alexandria, VA
	1,360

N/A - Not Applicable

All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

As of June 30, 2019, the Company's real estate investments in Florida, Virginia, Georgia, North Carolina and Texas represented approximately 28%, 20%, 22%, 17%, and 13%, respectively, of the carrying value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-09, “Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2016-02 and the adoption did not have a material effect on its consolidated financial statements and disclosures. The Company’s operating leases, in which it is the lessor, continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, consisting of office equipment leases, the Company recognized a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $9,304 at January 1, 2019.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard, is the option to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods, which the Company has elected. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

JUNE 30, 2019

(unaudited)

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

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-03 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-03 will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-03 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at June 30, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning January 1, 2020. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at June 30, 2019.

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

Real Estate Investments

The Company records acquired rental properties at cost on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method. The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and six months ended June 30, 2019 and 2018.

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

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both June 30, 2019 and December 31, 2018.

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

JUNE 30, 2019

(unaudited)

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $7.7 million and $140,285 for the 12 month periods ending June 30, 2020 and 2021, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined based upon the lease being determined the predominant component.  The Company also has revenues sharing arrangements of cable income from contracts with cable providers at the Company's properties.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible. At June 30, 2019 and December 31, 2018, there were allowances for uncollectible receivables of $711 and $5,593, respectively.

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

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At June 30, 2019 and December 31, 2018, the Company did not treat any of its subsidiaries as a TRS.

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2019 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and six months ended June 30, 2019 and 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

JUNE 30, 2019

(unaudited)

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

As of June 30, 2019, the Company has incurred approximately $9.1 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of June 30, 2019, the Advisor has advanced approximately $8.1 million of these costs on behalf of the Company. The Company has paid approximately $249,000 of these costs directly and reimbursed approximately $747,000 to the Advisor.

As of June 30, 2019, the Company has charged approximately $4.3 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of approximately $4.8 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will not be paid to our Advisor.

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

JUNE 30, 2019

(unaudited)

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

The Company records distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above.) For issued Class T shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $465,638 for the full five year period at June 30, 2019 based on a total of 5% of the gross proceeds from all Class T shares sold, of which the Company paid $207,141 cumulatively through June 30, 2019. For issued Class R shares, the Company has accrued an estimate of total distribution and shareholder servicing fees of $2.4 million at June 30, 2019 based on a total of 3% of the gross proceeds from all Class R shares sold, of which the Company paid $753,435 cumulatively through June 30, 2019. The total accrual of approximately $1.9 million is included in due to related parties on the Company's consolidated balance sheet at June 30, 2019.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information:

	Six Months Ended June 30,
	2019	2018
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$629,376	$1,428,461
Offering costs payable to third parties	—	(32,311)
Distribution and shareholder servicing fee payable to related parties	94,518	475,502
Cash distributions on common stock declared but not yet paid	1,315,781	697,125
Stock issued from distribution reinvestment plan	1,243,229	605,527
Subscriptions receivable	110,000	619,500
Escrow deposits funded directly by mortgage notes payable	797,855	243,637

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real properties	45,192,145	32,381,363

Cash paid during the period for:
Interest	$2,481,341	$644,876

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	June 30, 2019	December 31, 2018
Real estate taxes	$1,363,630	$19,988
Insurance	191,133	150,263
Capital improvements	809,527	713,651
Total	$2,364,290	$883,902

In addition, the Company designated unrestricted cash for capital expenditures of approximately $11.6 million and $9.2 million at June 30, 2019 and December 31, 2018, respectively.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

NOTE 5 - ACQUISITION

On February 12, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Arlington, Texas ("Wimbledon Oaks"). Wimbledon Oaks, constructed in 1986, contains 248 units plus amenities, including a swimming pool, clubhouse, and a fitness center. Wimbledon Oaks encompasses 189,960 rentable square feet. At June 30, 2019, Wimbledon Oaks was 90% leased.

On June 24, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virginia ("Summit"). Summit, constructed in 1976, contains 141 units and amenities, including a swimming pool, clubhouse, and a fitness center. Summit encompasses 164,140 rentable square feet. At June 30, 2019, Summit was 94%  leased.

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of the Company’s acquisitions during the six months ended June 30, 2019:

	Contract Purchase Price	Acquisition Fee (1)	Acquisition Costs (2)	Total Real Estate, Cost
Wimbledon Oaks
Land	$3,779,617	$83,471	$30,014	$3,893,102
Building and Improvements	20,970,743	463,127	166,529	21,600,399
Furniture, fixtures and equipment	377,962	8,347	3,001	389,310
Intangible Assets	721,678	15,938	5,731	743,347
	$25,850,000	$570,883	$205,275	$26,626,158

Summit
Land	$8,288,088	$181,740	$96,178	$8,566,006
Building and Improvements	26,981,318	591,641	313,101	27,886,060
Furniture, fixtures and equipment	346,356	7,595	4,019	357,970
Intangible Assets	759,238	16,648	8,810	784,696
	$36,375,000	$797,624	$422,108	$37,594,732

(1)	Represents acquisition fee of 2% of the cost of investments, paid to the Advisor.
(2)	Represents transaction costs paid both at closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties:

	June 30, 2019	December 31, 2018
Land	$31,220,230	$18,761,123
Building and improvements	169,880,590	118,625,834
Furniture, fixtures, and equipment	3,551,290	2,202,006
Construction in progress	437,898	265,233
	205,090,008	139,854,196
Less: accumulated depreciation	(7,092,917)	(3,792,610)
Total rental property, net	$197,997,091	$136,061,586

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

Depreciation expense for the three and six months ended June 30, 2019 was $1.7 million and $3.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $715,940 and $998,662, respectively.

Loss on disposal of assets:  During the three and six months ended June 30, 2019, the Company recorded losses on the disposal of assets of $131,611and $218,473, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades. During the three and six months ended June 30, 2018, the Company recorded losses on the disposal of assets of $3,879 and $6,488, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at June 30, 2019 and December 31, 2018 was $1.1 million and $707,825, respectively, net of the accumulated amortization of approximately $3.5 million and $2.4 million, respectively. At June 30, 2019, the weighted average remaining life of the rental leases was seven months.

Amortization for the three months ended June 30, 2019 and 2018 was $468,839 and $436,851 , respectively. Amortization for the six months ended June 30, 2019 and 2018 was $1.1 million and $716,284, respectively. At June 30, 2019, expected amortization for the in-place rental leases for the next 12 months is $1.1 million and none thereafter.

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net, at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	1,542,697	$(29,283)	$1,513,414	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,520,000	(232,127)	21,287,873	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(334,217)	32,290,783	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(291,348)	23,558,652	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(282,523)	21,477,477	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(254,804)	18,155,196	—	—	—
Summit	27,580,000	(444,129)	27,135,871	—	—	—

Total	$147,287,697	$(1,868,432)	$145,419,265	$101,315,236	$(1,270,596)	$100,044,640

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,531
Bay Club	8/1/2024	4.27%	(2)(6)	103,482	52,024
Tramore Village	4/1/2025	4.20%	(3)(6)	118,929	55,872
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,322	20,127
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,379	37,346
Wimbledon Oaks	3/1/2026	4.33%	(4)(6)	67,537	63,822
Summit	8/1/2026	3.84%	(4)(6)	89,593	42,698

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 2.40% (at June 30, 2019) plus 1.87%, with a maximum interest rate of 5.75%; see Note 13.
(3)	Variable rate based on one-month LIBOR of 2.40% (at June 30, 2019) plus 1.80%, with a maximum interest rate of 6.25%; see Note 13.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

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

On June 24, 2019, the Company, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of approximately $27.6 million secured by Summit (the “Summit Mortgage Loan”). The Summit Mortgage Loan matures on July 1, 2026 and bears interest at a fixed rate of 3.84%. Monthly payments are interest only for the first 36 months. Beginning on August 1, 2022, the Company will pay both principal and interest on the Summit Mortgage Loan based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending June 30, and thereafter:

2020	$325,789
2021	489,675
2022	1,552,973
2023	2,516,980
2024	2,654,195
Thereafter	139,748,085
$147,287,697

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended June 30, 2019 and 2018, amortization of deferred financing costs of $57,990 and $27,323, respectively, was included in interest expense. During the six months ended June 30, 2019 and 2018, amortization of deferred financing costs of $117,180 and $41,222, respectively, was included in interest expense. Accumulated amortization at June 30, 2019 and December 31, 2018 was $266,350 and $149,170, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter:

2020	$307,996
2021	306,110
2022	303,838
2023	299,116
2024	294,157
Thereafter	357,215
$1,868,432

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

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

During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements, although there can be no assurance that the Company’s plans to raise capital will be successful. At June 30, 2019, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $8.9 million.

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

JUNE 30, 2019

(unaudited)

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor. At June 30, 2019 and December 31, 2018, the Advisor owed the Company $585 and $291, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.

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

JUNE 30, 2019

(unaudited)

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

Beginning of March 1, 2019, the Company now participates (with other properties directly and indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

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

The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $2,716 for zoning reports in connection with its acquisition of Wimbledon Oaks and Summit during the six months ended June 30, 2019 .

The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	June 30, 2019	December 31, 2018
Due from related parties:
Advisor	$585	$291
RAI and affiliate - insurance funds held in escrow	4,386	12,799
Resource Securities	409	682
	$5,380	$13,772

Due to related parties:
Advisor:
Asset management fees	$—	$5,238
Organization and offering costs	8,132,222	8,249,864
Operating expense reimbursements (including prepaid expenses)	2,782,214	2,700,703
	10,914,436	10,955,805

Manager:
Property management fees	52,848	50,912
Operating expense reimbursements	44,259	62,717
	97,107	113,629

RAI:
Internal audit fee	13,000	11,750
Operating expense reimbursements	629	14,843
	13,629	26,593

Resource Securities:
Selling commissions and dealer-manager fees	6,050	78,705
Distribution and shareholder servicing fee	1,913,360	1,818,555
	1,919,410	1,897,260

	$12,944,582	$12,993,287

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$846,397	$-	$1,456,067	$1,018,719
Asset management fees (2)	459,211	212,613	874,161	310,821
Debt financing fees (3)	137,900	-	229,950	163,125
Organization and offering costs (4)	305,335	747,018	629,380	1,428,461
Operating expense reimbursement (5)	360,699	148,772	766,144	401,260

Manager:
Property management fees (2)	$171,388	$77,952	$330,476	$115,670
Construction management fees (1)	72,902	12,318	114,469	28,166
Operating expense reimbursements (6)	7,454	23,209	37,925	26,397

RAI:
Internal audit fee (5)	$13,000	$11,750	$24,750	$15,250

Resource Securities:
Selling commissions and dealer-manager fees (7)	$277,917	$568,559	$1,098,082	$1,222,695
Distribution and shareholder servicing fee (7)	71,313	305,130	495,170	659,906

Other:
The Planning & Zoning Resource Company (1)	$1,565	$-	$2,716	$1,980

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,601,903)	$(1,388,450)	$(5,387,310)	$(2,214,605)
Less: Class A common stock cash distributions declared	84,122	81,956	169,363	165,068
Less: Class T common stock cash distributions declared	121,545	119,360	244,076	235,694
Less: Class R common stock cash distributions declared	1,047,968	530,248	2,034,919	908,929
Less: Class I common stock cash distributions declared	99,443	25,556	161,764	35,241
Undistributed net loss attributable to common stockholders	$(3,954,981)	$(2,145,570)	$(7,997,432)	$(3,559,537)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(222,354)	$(236,156)	$(475,477)	$(437,649)
Class A common stock cash distributions declared	84,122	81,956	169,363	165,068
Net loss attributable to Class A common stockholders	$(138,232)	$(154,200)	$(306,114)	$(272,581)
Net loss per Class A common share, basic and diluted	$(0.22)	$(0.25)	$(0.48)	$(0.44)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	635,764	626,103	635,630	624,518

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(391,026)	$(411,109)	$(834,933)	$(761,725)
Class T common stock cash distributions declared	121,545	119,360	244,076	235,694
Net loss attributable to Class T common stockholders	$(269,481)	$(291,749)	$(590,857)	$(526,031)
Net loss per Class T common share, basic and diluted	$(0.24)	$(0.27)	$(0.53)	$(0.48)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,118,038	1,089,943	1,116,159	1,086,970

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(3,136,689)	$(1,451,507)	$(6,325,262)	$(2,295,752)
Class R common stock cash distributions declared	1,047,968	530,248	2,034,919	908,929
Net loss attributable to Class R common stockholders	$(2,088,721)	$(921,259)	$(4,290,343)	$(1,386,823)
Net loss per Class R common share, basic and diluted	$(0.23)	$(0.24)	$(0.51)	$(0.42)
Weighted-average number of Class R common shares outstanding, basic and diluted	8,968,558	3,848,272	8,455,769	3,280,470

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(204,912)	$(46,798)	$(361,760)	$(64,411)
Class I common stock cash distributions declared	99,443	25,556	161,764	35,241
Net loss attributable to Class I common stockholders	$(105,469)	$(21,242)	$(199,996)	$(29,170)
Net loss per Class I common share, basic and diluted	$(0.18)	$(0.16)	$(0.41)	$(0.32)
Weighted-average number of Class I common shares outstanding, basic and diluted	585,893	133,309	483,610	91,914

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At June 30, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At June 30, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred as of June 30, 2019.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

Since inception through June 30, 2019, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	9,051,083	$86,943,065	612,560	$5,649,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	26,085	244,121	64,618	586,806	244,080	2,219,124	1,702	15,418
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	640,152	$6,045,597	1,130,109	$10,530,271	9,295,163	$89,162,189	614,262	$5,665,031
Shares redeemed and retired	(16,914)		(30,695)		(945)		—
Total shares issued and outstanding at June 30, 2019	623,238		1,099,414		9,294,218		614,262

(1)Includes 222,222 of Class A shares issued to RAI.

Redemptions

During the six months ended June 30, 2019, the Company redeemed shares of its outstanding Class A and Class T common stock. During the six months ended June 30, 2019, there were no redemptions of Class R or Class I common stock. Redemptions for the six months ended June 30, 2019 were as follows:

	Class A		Class T
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2019	—	—	—	—
February 2019	—	—	—	—
March 2019	—	—	—	—
April 2019	—	—	—	—
May 2019	—	—	—	—
June 2019	16,914	$8.66	28,087	$8.61

	16,914		28,087

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

JUNE 30, 2019

(unaudited)

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

Distributions

Cash Distributions

During the three months ended June 30, 2019, the Company’s board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from June 28, 2019 through September 27, 2019, which were or will be paid on July 31, 2019, August 30, 2019, and September 30, 2019.

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

The following table presents information regarding the Company's distributions declared and paid to stockholders during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Distributions declared	$84,122	$121,467	$1,047,968	$99,443	$1,353,000	$169,363	$243,997	$2,034,919	$161,764	$2,610,043

Distributions reinvested in shares of common stock paid	$26,066	$74,229	$558,826	$7,235	$666,356	$51,470	$146,516	$1,035,611	$9,631	$1,243,229
Cash distributions paid	59,019	48,096	418,723	70,168	596,007	115,178	92,942	764,725	115,985	1,088,830
Total distributions paid	$85,085	$122,325	$977,549	$77,403	$1,262,363	$166,648	$239,459	$1,800,336	$125,616	$2,332,059

At June 30, 2019, the Company had accrued approximately $1.3 million for the cash distributions paid or to be paid, in cash or DRIP shares, on July 31, 2019, August 30, 2019, and September 30, 2019, which is reported in distributions payable in the consolidated balance sheet.

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

JUNE 30, 2019

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Interest rate caps	$—	$199	$—	$199

December 31, 2018
Assets:
Interest rate caps	$—	$2,293	$—	$2,293

The carrying amount and estimated fair values of the Company’s mortgage notes payable were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable- outstanding borrowings	$147,287,697	$146,712,929	$101,315,236	$100,698,311

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

JUNE 30, 2019

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During each of the three and six months ended June 30, 2019, the Company recorded $2,109 and $2,963, respectively, of hedge ineffectiveness in earnings. There was no hedge ineffectiveness in earnings during the three and six months ended June 30, 2018.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At June 30, 2019, the Company estimates that an additional $20,726 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at June 30, 2019 and December 31, 2018:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
June 30, 2019	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2018	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2019 and December 31, 2018:

Asset Derivatives				Liability Derivatives
June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$199	Prepaid expenses and other assets	$2,293	—	$ —	—	$ —

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

Operating expenses for the four fiscal quarters ended June 30, 2019 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2019

(unaudited)

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

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At June 30, 2019, we owned seven multifamily properties. As such, we had limited operating results during the three and six months ended June 30, 2019 and 2018.

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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth the results of our operations:

	Three Months Ended June 30,
	2019	2018
Revenues:
Rental income	$4,091,185	$1,827,196
Total revenues	4,091,185	1,827,196

Expenses:
Rental operating - expenses	809,644	346,784
Rental operating - payroll	412,606	199,196
Rental operating - real estate taxes	579,216	182,989
Subtotal- rental operating	1,801,466	728,969
Property management fees	2,624	2,344
Management fees - related parties	630,599	290,565
General and administrative	602,250	527,348
Loss on disposal of assets	131,611	3,879
Depreciation and amortization expense	2,216,145	1,152,791
Total expenses	5,384,695	2,705,896
Loss before other income (expense)	(1,293,510)	(878,700)

Other income (expense):
Interest income	83,164	44,292
Interest expense	(1,391,557)	(554,042)
Total other income (expense)	(1,308,393)	(509,750)
Net loss	$(2,601,903)	$(1,388,450)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$3,841,429	$—	$3,841,429	$1,721,683	$—	$1,721,683
Utilities income	201,706	—	201,706	79,732	—	79,732
Ancillary tenant fees	48,050	—	48,050	25,781	—	25,781
Total revenues	4,091,185	—	4,091,185	1,827,196	—	1,827,196

Expenses:
Rental operating -expenses	809,644	—	809,644	346,784	—	346,784
Rental operating - payroll	412,606	-	412,606	199,196	-	199,196
Rental operating - real estate taxes	579,216	—	579,216	182,989	—	182,989
Subtotal- rental operating	1,801,466	-	1,801,466	728,969	-	728,969
Property management fees	2,624	—	2,624	2,344	—	2,344
Management fees - related parties	171,388	459,211	630,599	77,952	212,613	290,565
General and administrative	76,192	526,058	602,250	71,679	455,669	527,348
Loss on disposal of assets	131,611	—	131,611	3,879	—	3,879
Depreciation and amortization expense	2,216,145	—	2,216,145	1,152,791	—	1,152,791
Total expenses	4,399,426	985,269	5,384,695	2,037,614	668,282	2,705,896
Loss before other income (expense)	(308,241)	(985,269)	(1,293,510)	(210,418)	(668,282)	(878,700)

Other income (expense):
Interest income	545	82,620	83,165	20	44,272	44,292
Interest expense	(1,391,558)	—	(1,391,558)	(554,042)	—	(554,042)
Total other income (expense)	(1,391,013)	82,620	(1,308,393)	(554,022)	44,272	(509,750)
Net loss	$(1,699,254)	$(902,649)	$(2,601,903)	$(764,440)	$(624,010)	$(1,388,450)

Total revenues

Total revenues for the three months ended June 30, 2019 increased by approximately $2.3 million as compared to the three months ended June 30, 2018 due to seven properties owned at June 30, 2019 as compared to three properties owned at June 30, 2018.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the three months ended June 30, 2019 increased by approximately $1.1 million as compared to the three months ended June 30, 2018 due to seven properties owned at June 30, 2019 as compared to three properties owned at June 30, 2018.

Management fees - related parties

Management fees - related parties expense for the three months ended June 30, 2019 increased by approximately $340,000 as compared to the three months ended June 30, 2018 due to an increase in property management fees and asset management fees due to the acquisition of four additional properties.

General and administrative

General and administrative expense for the three months ended June 30, 2019 increased by approximately $75,000 as compared to the three months ended June 30, 2018 due to the acquisition of four additional properties.

(Back to Index)

(Back to Index)

Loss on disposal of assets

Loss on disposal of assets for the three months ended June 30, 2019 increased by approximately $128,000 as compared to the three months ended June 30, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2019 increased by approximately $1.1 million as compared to the three months ended June 30, 2018 due to seven properties owned at June 30, 2019, with a net asset value of approximately $198.0 million as compared to three properties owned at June 30, 2018, with a net asset value of approximately $73.6 million.

Interest expense

Interest expense for the three months ended June 30, 2019 increased by approximately $838,000 as compared to the three months ended June 30, 2018 due to seven properties owned at June 30, 2019, which secured debt totaling approximately $147.3 million, as compared to three properties owned at June 30, 2018, which secured debt totaling approximately $55.7 million.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth the results of our operations:

	Six Months Ended June 30,
	2019	2018
Revenues:
Rental income	$7,746,967	$2,690,315
Total revenues	7,746,967	2,690,315

Expenses:
Rental operating - expenses	1,491,055	483,280
Rental operating - payroll	783,480	278,532
Rental operating - real estate taxes	1,076,447	307,192
Subtotal- rental operating	3,350,982	1,069,004
Property management fees	5,235	4,361
Management fees - related parties	1,204,637	426,491
General and administrative	1,394,922	955,120
Loss on disposal of assets	218,473	6,488
Depreciation and amortization expense	4,453,246	1,714,946
Total expenses	10,627,495	4,176,410
Loss before other income (expense)	(2,880,528)	(1,486,095)

Other income (expense):
Interest income	152,980	70,214
Interest expense	(2,659,762)	(798,724)
Total other income (expense)	(2,506,782)	(728,510)
Net loss	$(5,387,310)	$(2,214,605)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$7,224,407	$—	$7,224,407	$2,544,864	$—	$2,544,864
Utility income	418,424	—	418,424	114,205	—	114,205
Ancillary tenant fees	104,136	—	104,136	31,246	—	31,246
Total revenues	7,746,967	—	7,746,967	2,690,315	—	2,690,315

Expenses:
Rental operating - expenses	1,491,053	—	1,491,053	483,280	—	483,280
Rental operating - payroll	783,480	-	783,480	277,262	1,270	278,532
Rental operating - real estate taxes	1,076,448	—	1,076,448	307,192	—	307,192
Subtotal- rental operating	3,350,981	-	3,350,981	1,067,734	1,270	1,069,004
Property management fees	5,237	—	5,237	4,361	—	4,361
Management fees - related parties	330,475	874,161	1,204,636	115,670	310,821	426,491
General and administrative	176,128	1,218,794	1,394,922	92,121	862,999	955,120
Loss on disposal of assets	218,473	—	218,473	6,488	—	6,488
Depreciation and amortization expense	4,453,245	—	4,453,245	1,714,946	—	1,714,946
Total expenses	8,534,539	2,092,955	10,627,494	3,001,320	1,175,090	4,176,410
Loss before other income (expense)	(787,572)	(2,092,955)	(2,880,527)	(311,005)	(1,175,090)	(1,486,095)

Other income (expense):
Other income	562	152,418	152,980	190	70,024	70,214
Interest income	(2,659,763)	—	(2,659,763)	(798,724)	—	(798,724)
Interest expense	(2,659,201)	152,418	(2,506,783)	(798,534)	70,024	(728,510)
Net loss	$(3,446,773)	$(1,940,537)	$(5,387,310)	$(1,109,539)	$(1,105,066)	$(2,214,605)

Total revenues

Total revenues for the six months ended June 30, 2019 increased by approximately $5.1 million as compared to the six months ended June 30, 2018 due to seven properties owned at June 30, 2019 as compared to three properties owned at June 30, 2018.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the six months ended June 30, 2019 increased by approximately $2.3 million as compared to the six months ended June 30, 2018 due to seven properties owned at June 30, 2019 as compared to three properties owned at June 30, 2018.

Management fees - related parties

Management fees - related parties expense for the six months ended June 30, 2019 increased by approximately $778,000 as compared to the six months ended June 30, 2018 due to an increase in property management fees and asset management fees due to the acquisition of four additional properties.

General and administrative

General and administrative expense for the six months ended June 30, 2019 increased by approximately $440,000 as compared to the six months ended June 30, 2018 due to the acquisition of four additional properties, as well as increases in professional fees.

(Back to Index)

(Back to Index)

Loss on disposal of assets

Loss on disposal of assets for the six months ended June 30, 2019 increased by approximately $212,000 as compared to the six months ended June 30, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2019 increased by approximately $2.7 million as compared to the six months ended June 30, 2018 due to seven properties owned at June 30, 2019, with a net asset value of approximately $198.0 million as compared to three properties owned at June 30, 2018, with a net asset value of approximately $73.6 million.

Interest expense

Interest expense for the six months ended June 30, 2019 increased by approximately $1.9 million as compared to the six months ended June 30, 2018 due to seven properties owned at June 30, 2019, which secured debt totaling approximately $147.3 million, as compared to three properties owned at June 30, 2018, which secured debt totaling approximately $55.7 million.

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

The prices per share for each class of shares of our common stock through March 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through June 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through June 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1) Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2019, we have purchased seven properties using both offering proceeds and debt financing.

(Back to Index)

(Back to Index)

If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. As of June 30, 2019, we have raised approximately $108.3 million in our public offering.

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

Capital Expenditures

We deployed a total of approximately $2.8 million during the six months ended June 30, 2019 for capital expenditures:

Multifamily Community	Capital deployed during six months ended June 30, 2019	Remaining capital budgeted
Payne Place	$-	$33,801
Bay Club	256,963	842,883
Tramore Village	845,108	2,189,796
Matthews	654,195	2,215,487
Kensington	652,522	1,466,351
Wimbledon Oaks	403,268	2,016,406
Summit	-	2,821,855
	$2,812,056

Gross offering proceeds

At June 30, 2019, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	9,051,083	$86,943,065	612,560	$5,649,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	26,085	244,121	64,618	586,806	244,080	2,219,124	1,702	15,418
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	640,152	$6,045,597	1,130,109	$10,530,271	9,295,163	$89,162,189	614,262	$5,665,031
Shares redeemed and retired	(16,914)		(30,695)		(945)		—
Total shares issued and outstanding at June 30, 2019	623,238		1,099,414		9,294,218		614,262

(1)Includes 222,222 of Class A shares issued to RAI.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net:

	June 30, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	1,542,697	$(29,283)	$1,513,414	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,520,000	(232,127)	21,287,873	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(334,217)	32,290,783	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(291,348)	23,558,652	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(282,523)	21,477,477	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(254,804)	18,155,196	—	—	—
Summit	27,580,000	(444,129)	27,135,871	—	—	—

Total	$147,287,697	$(1,868,432)	$145,419,265	$101,315,236	$(1,270,596)	$100,044,640

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of June 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.21%.

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

(Back to Index)

(Back to Index)

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

As of June 30, 2019, we have incurred approximately $9.1 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of June 30, 2019, our Advisor has advanced approximately $8.1 million of these costs on our behalf and we have paid approximately $249,000 of these costs directly and reimbursed approximately $747,000 to our Advisor.

As of June 30, 2019, we have charged approximately $4.3 million of offering costs to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering. Deferred offering costs of $4.8 million represent the portion of the total offering costs incurred that have not yet been charged to equity. Upon completion of the public offering, any deferred offering costs in excess of the limit on organization and offering costs discussed above, will not be payable to our Advisor.

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

(Back to Index)

(Back to Index)

We record the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above). For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $465,638 for the full five year period at June 30, 2019, of which we paid $207,141 cumulatively through June 30, 2019. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of $2.4 million at June 30, 2019, of which we paid $753,435 cumulatively through June 30, 2019. The total accrual of approximately $1.9 million is included in due to related parties on our consolidated balance sheet at June 30, 2019.

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

Operating expenses for the four fiscal quarters ended June 30, 2019 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

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

Distributions

Cash Distributions

For the three and six months ended June 30, 2019, we declared and paid aggregate distributions, which were paid from operating activities, debt financing, and offering proceeds, as follows:

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Class A	Class T	Class R	Class I	Total	Class A	Class T	Class R	Class I	Total
Distributions declared	$84,122	$121,467	$1,047,968	$99,443	$1,353,000	$169,363	$243,997	$2,034,919	$161,764	$2,610,043

Distributions reinvested in shares of common stock paid	$26,066	$74,229	$558,826	$7,235	$666,356	$51,470	$146,516	$1,035,611	$9,631	$1,243,229
Cash distributions paid	59,019	48,096	418,723	70,168	596,007	115,178	92,942	764,725	115,985	1,088,830
Total distributions paid	$85,085	$122,325	$977,549	$77,403	$1,262,363	$166,648	$239,459	$1,800,336	$125,616	$2,332,059

(Back to Index)

(Back to Index)

At June 30, 2019, we had accrued $1.3 million for the cash distributions paid or to be paid, in cash or DRIP shares, on July 31, 2019, August 30, 2019, and September 30, 2019, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.

Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2019:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Operating Activities	Offering Proceeds	Debt Financing
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by/ (Used in) Operating Activities	Total	Per Share(1)	Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$492,823	$576,873	$1,069,696	$(254,605)	$1,257,043	$0.134	- / -	$1,069,696 / 100%	- / -
Second quarter	596,007	666,356	1,262,363	(164,958)	1,353,000	0.135	- / -	1,262,363 / 100%	- / -

Total	$1,088,830	$1,243,229	$2,332,059	$(419,563)	$2,610,043

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$0.001434521 per day	248,431	227,843	476,274
Six months ended June 30, 2018	$0.001434521 per day	605,527	496,157	1,101,684
Six months ended December 31, 2018	$0.001458630 per day	922,889	780,864	1,703,753
Three months ended March 31, 2019	$0.001458630 per day	576,873	492,823	1,069,696
Three months ended June 30, 2019	$0.001469178 per day	666,356	596,007	1,262,363

		$3,065,468	$2,652,900	$5,718,368

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

Our net loss attributable to common stockholders for the six months ended June 30, 2019 was approximately $5.4 million and net cash used in operating activities was $419,563. Our cumulative cash distributions and net loss attributable to common stockholders from inception through June 30, 2019 are approximately $5.7 million and approximately $16.1 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

(Back to Index)

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders - GAAP	$(2,601,903)	$(1,388,450)	$(5,387,310)	$(2,214,605)
Depreciation expense	1,747,306	715,940	3,345,339	998,662
FFO attributable to common stockholders	(854,597)	(672,510)	(2,041,971)	(1,215,943)
Adjustments for straight-line rents	13,498	5,513	11,243	6,458
Amortization of intangible lease assets	468,839	436,851	1,107,906	716,284
MFFO attributable to common stockholders	$(372,260)	$(230,146)	$(922,822)	$(493,201)

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The prices per share for each class of shares of our common stock through June 30, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through June 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through June 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(Back to Index)

(Back to Index)

(1)Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

At June 30, 2019, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 9,051,083 Class R shares and 612,561 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $108.3 million. From the commencement of our public offering through June 30, 2019, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$2,470,734
Dealer manager fees	3,193,004
Distribution and shareholder servicing fee (1)	2,873,936
Other organization and offering costs (2)	4,333,505
Total expenses	$12,871,178

(1)

Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At June 30, 2019, $1,913,072.4 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

(2)	At June 30, 2019, this amount is included in due to related parties on the consolidated balance sheets.

From the commencement of our initial public offering through June 30, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $98.3 million. As of June 30, 2019, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately$199.9 million in real estate investments. Of the amount used for the purchase of these investments, approximately $4.4 million was paid to our Advisor as acquisition fees and approximately $238,000 was paid to other affiliates for acquisition expense reimbursements.

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

(Back to Index)

(Back to Index)

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

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of June 30, 2019:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

During the six months ended June 30, 2019, we redeemed shares of our Class A and Class T common stock as follows:

	Class A		Class T
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2019	—	—	—	—
February 2019	—	—	—	—
March 2019	—	—	—	—
April 2019	—	—	—	—
May 2019	—	—	—	—
June 2019	16,914	$8.66	28,087	$8.61

	16,914		28,087

All redemption requests submitted in good order were honored for the six months ended June 30, 2019.

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

10.1

Multifamily Loan and Security Agreement by and between RRE Summit Holdings, LLC and CBRE Capital Markets, Inc., dated June 24, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-231012) filed July 24, 2019)

10.2

Virginia Amended and Restated Multifamily Note by RRE Summit Holdings, LLC in favor of CBRE Capital Markets, Inc., dated June 24, 2019 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-231012) filed July 24, 2019)

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

RESOURCE APARTMENT REIT III, INC.

August 9, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 9, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)