Form 10-Q
period 2019-09-30
Resource Apartment REIT III, Inc.
filed 2019-11-12
CIK 1652926

(Back to Index)

TobiasLou911!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, there were 626,885 outstanding shares of Class A common stock, 1,109,010 outstanding shares of Class T common stock, 9,642,120 outstanding shares of Class R common stock and 627,141 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

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

•

Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we do not expect to be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue.

•

Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor. Distributions paid through September 30, 2019, have been funded in part with offering proceeds. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.  In addition, to the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$197,152,592	$136,061,586
Identified intangible assets, net	585,725	707,825
Total investments	197,738,317	136,769,411

Cash	31,773,355	32,827,390
Restricted cash	2,735,476	883,902
Tenant receivables, net	62,518	51,524
Due from related parties	993	13,772
Subscriptions receivable	—	1,431,000
Prepaid expenses and other assets	727,300	1,097,179
Deferred offering costs	—	5,046,364
Total assets	$233,037,959	$178,120,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$145,531,096	$100,044,640
Accounts payable and accrued expenses	2,602,123	1,167,901
Accrued real estate taxes	1,775,553	—
Due to related parties	6,366,980	12,993,287
Tenant prepayments	201,593	116,102
Security deposits	364,913	271,246
Distributions payable	1,363,524	1,037,799
Total liabilities	158,205,782	115,630,975

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	500	500
Class A common stock, par value $0.01: 25,000,000 shares authorized, 625,915 and 634,493 issued and outstanding, respectively	6,259	6,345
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,106,163 and 1,111,394 issued and outstanding, respectively	11,062	11,114
Class R common stock, par value $0.01: 750,000,000 shares authorized, 9,559,755 and 7,181,534 issued and outstanding, respectively	95,598	71,815
Class I common stock, par value $0.01: 75,000,000 shares authorized, 626,845 and 329,604 issued and outstanding, respectively	6,268	3,296
Additional paid-in capital	102,341,874	77,896,470
Accumulated other comprehensive loss	(36,710)	(40,633)
Accumulated deficit	(27,592,674)	(15,459,340)
Total stockholders’ equity	74,832,177	62,489,567
Total liabilities and stockholders’ equity	$233,037,959	$178,120,542

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$4,874,204	$2,226,524	$12,621,171	$4,916,839
Total revenues	4,874,204	2,226,524	12,621,171	4,916,839

Expenses:
Rental operating - expenses	1,037,706	422,733	2,528,761	906,013
Rental operating - payroll	504,504	224,508	1,287,984	503,040
Rental operating - real estate taxes	741,572	382,050	1,818,019	689,242
Subtotal- rental operating	2,283,782	1,029,291	5,634,764	2,098,295
Property management fees	—	2,575	5,235	6,936
Management fees - related parties	780,089	338,741	1,984,726	765,232
General and administrative	320,427	636,156	1,715,349	1,591,276
Loss on disposal of assets	65,634	38,196	284,107	44,684
Depreciation and amortization expense	2,594,119	1,435,935	7,047,365	3,150,881
Total expenses	6,044,051	3,480,894	16,671,546	7,657,304
Loss before other income (expense)	(1,169,847)	(1,254,370)	(4,050,375)	(2,740,465)

Other income (expense):
Interest income	52,761	51,621	205,741	121,835
Interest expense	(1,641,695)	(734,763)	(4,301,457)	(1,533,487)
Total other income (expense)	(1,588,934)	(683,142)	(4,095,716)	(1,411,652)
Net loss	$(2,758,781)	$(1,937,512)	$(8,146,091)	$(4,152,117)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	3,054	(2,508)	3,923	(19,778)
Total other comprehensive (loss) income	3,054	(2,508)	3,923	(19,778)
Comprehensive loss	$(2,755,727)	$(1,940,020)	$(8,142,168)	$(4,171,895)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class A common stock:
Net loss attributable to Class A common stockholders	$(135,833)	$(173,750)	$(440,818)	$(453,907)
Net loss per Class A share, basic and diluted	$(0.22)	$(0.28)	$(0.70)	$(0.72)
Weighted average Class A common shares outstanding, basic and diluted	624,195	629,450	631,776	626,180

Class T common stock:
Net loss attributable to Class T common stockholders	$(267,012)	$(330,224)	$(856,060)	$(869,352)
Net loss per Class T share, basic and diluted	$(0.24)	$(0.30)	$(0.77)	$(0.80)
Weighted average Class T common shares outstanding, basic and diluted	1,102,047	1,098,193	1,111,403	1,090,752

Class R common stock:
Net loss attributable to Class R common stockholders	$(2,221,110)	$(1,396,799)	$(6,512,791)	$(2,764,274)
Net loss per Class R share, basic and diluted	$(0.24)	$(0.28)	$(0.75)	$(0.71)
Weighted average Class R common shares outstanding, basic and diluted	9,305,022	5,038,975	8,741,965	3,870,117

Class I common stock:
Net loss attributable to Class I common stockholders	$(134,826)	$(36,739)	$(336,422)	$(64,584)
Net loss per Class I share, basic and diluted	$(0.22)	$(0.22)	$(0.63)	$(0.56)
Weighted average Class I common shares outstanding, basic and diluted	625,425	164,381	531,401	116,335

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at July 1, 2019	623,238	1,099,414	9,294,218	614,262	$6,232	$10,994	$92,942	$6,143	50,000	$500	$98,271,812	$(39,764)	$(23,456,693)	$74,892,166
Issuance of common stock	—	—	231,876	11,765	—	—	2,319	117	—	—	2,368,352	—	—	2,370,788
Offering costs	—	—	—	—	—	—	—	—	—	—	1,299,211	—	—	1,299,211
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,377,200)	(1,377,200)
Common stock issued through distribution reinvestment plan	2,677	8,083	64,838	818	27	81	649	8	—	—	696,142	—	—	696,907
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,054	—	3,054
Net loss	—	—	—	—	—			—	—	—		—	(2,758,781)	(2,758,781)
Share redemptions	—	(1,334)	(31,177)	—	—	(13)	(312)	—	—	—	(293,643)	—	—	(293,968)
Balance, at September 30, 2019	625,915	1,106,163	9,559,755	626,845	$6,259	$11,062	$95,598	$6,268	50,000	$500	$102,341,874	$(36,710)	$(27,592,674)	$74,832,177

Balance, at January 1, 2019	634,493	1,111,394	7,181,534	329,604	$6,345	$11,114	$71,815	$3,296	50,000	$500	$77,896,470	$(40,633)	$(15,459,340)	$62,489,567
Issuance of common stock	—	—	2,230,743	295,366	—	—	22,308	2,953	—	—	24,363,786	—	—	24,389,047
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,174,771)	—	—	(1,174,771)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(3,987,243)	(3,987,243)
Common stock issued through distribution reinvestment plan	8,336	24,190	178,655	1,875	83	242	1,787	19	—	—	1,938,005	—	—	1,940,136
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,923	—	3,923
Net loss	—	—	—	—	—	—	—	—	—	—		—	(8,146,091)	(8,146,091)
Share redemptions	(16,914)	(29,421)	(31,177)	—	(169)	(294)	(312)	—	—	—	(681,616)	—	—	(682,391)
Balance, at September 30, 2019	625,915	1,106,163	9,559,755	626,845	$6,259	$11,062	$95,598	$6,268	50,000	$500	$102,341,874	$(36,710)	$(27,592,674)	$74,832,177

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY – (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at July 1, 2018	628,238	1,095,246	4,431,251	133,232	$6,282	$10,953	$44,313	$1,332	50,000	$500	$52,724,267	$(28,462)	$(8,777,735)	$43,981,450
Issuance of common stock	—	—	1,118,092	57,824	—	—	11,180	579	—	—	11,341,464	—	—	11,353,223
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,327,461)	—	—	(1,327,461)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(930,594)	(930,594)
Common stock issued through distribution reinvestment plan	3,176	8,140	34,292	134	32	81	343	1	—	—	413,500	—	—	413,957
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(2,508)	—	(2,508)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,937,512)	(1,937,512)
Share redemptions	-	-	(945)	—	-	-	(9)	—	—	—	(7,913)	—	—	(7,922)
Balance, at September 30, 2018	631,414	1,103,386	5,582,690	191,190	$6,314	$11,034	$55,827	$1,912	50,000	$500	$63,143,857	$(30,970)	$(11,645,841)	$51,542,633

Balance, at January 1, 2018	621,754	1,081,226	2,058,008	36,118	$6,218	$10,812	$20,580	$361	50,000	$500	$32,323,424	$(11,192)	$(5,218,198)	$27,132,505
Issuance of common stock	—	—	3,448,192	154,721	—	—	34,481	1,548	—	—	34,373,720	—	—	34,409,749
Offering costs	—	—	—	—	—	—	—	—	—	—	(4,545,256)	—	—	(4,545,256)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(2,275,526)	(2,275,526)
Common stock issued through distribution reinvestment plan	9,660	24,314	77,435	351	96	243	775	3	—	—	1,018,367	—	—	1,019,484
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(19,778)	—	(19,778)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,152,117)	(4,152,117)
Share redemptions	—	(2,154)	(945)	—	—	(21)	(9)	—	—	—	(26,398)	—	—	(26,428)
Balance, at September 30, 2018	631,414	1,103,386	5,582,690	191,190	$6,314	$11,034	$55,827	$1,912	50,000	$500	$63,143,857	$(30,970)	$(11,645,841)	$51,542,633

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,146,091)	$(4,152,117)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	284,107	44,684
Depreciation and amortization	7,047,365	3,150,881
Amortization of deferred financing costs	191,764	75,474
Realized loss on change in fair value of interest rate cap	6,194	10
Changes in operating assets and liabilities:
Tenant receivables, net	(10,994)	(60,997)
Due from related parties	12,779	1,842
Prepaid expenses and other assets	(182,559)	(133,296)
Due to related parties	(822,988)	454,906
Accounts payable and accrued expenses	2,219,510	927,583
Tenant prepayments	69,917	47,804
Security deposits	15,772	85,239
Net cash provided by operating activities	684,776	442,013

Cash flows from investing activities:
Property acquisition	(17,513,647)	(31,473,100)
Capital expenditures	(3,162,830)	(965,824)
Net cash used in investing activities	(20,676,477)	(32,438,924)

Cash flows from financing activities:
Net proceeds from issuance of common stock	23,888,321	32,001,277
Redemptions of common stock	(682,391)	(26,428)
Payments on borrowings	(54,452)	(25,604)
Payment of deferred financing costs	(640,856)	(1,061,315)
Distributions paid on common stock	(1,721,382)	(847,412)
Net cash provided by financing activities	20,789,240	30,040,518

Net increase (decrease) in cash and restricted cash	797,539	(1,956,393)
Cash and restricted cash at beginning of period	33,711,292	23,944,874
Cash and restricted cash at end of period	$34,508,831	$21,988,481

Reconciliation to consolidated balance sheets:
Cash	$31,773,355	$20,305,468
Restricted Cash	2,735,476	1,683,013
Cash and restricted cash at end of period	$34,508,831	$21,988,481

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company launched an initial public offering on April 28, 2016 pursuant to which it offered up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP").

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

The prices per share for each class of shares of the Company's common stock through September 30, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through September 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through September 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s NAV per share.

As of September 30, 2019, the Company has raised aggregate gross primary offering proceeds of approximately $110.7 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,282,959 Class R shares and 624,324 Class I shares of common stock.

The Company ceased offering shares in the primary offering on October 31, 2019 and expects to cease processing subscriptions in the offering on November 15, 2019. The Company continues to offer shares pursuant to the DRIP.

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

SEPTEMBER 30, 2019

(unaudited)

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

The Company elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Subchapter M of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

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

SEPTEMBER 30, 2019

(unaudited)

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

As of September 30, 2019, the Company's real estate investments in Florida, Virginia, and Georgia represented approximately 28%, 20%, and 22%, respectively, of the carrying value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

SEPTEMBER 30, 2019

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

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at September 30, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning January 1, 2020. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at September 30, 2019.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

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

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU No. 2018-19 will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2018-19 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at September 30, 2019.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and nine months ended September 30, 2019 and 2018.

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

SEPTEMBER 30, 2019

(unaudited)

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

Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. There were no loans held for investment on the Company's consolidated balance sheets as of both September 30, 2019 and December 31, 2018.

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

SEPTEMBER 30, 2019

(unaudited)

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $11.8 million and $156,000 for the 12 month periods ending September 30, 2020 and 2021, respectively, and none thereafter.

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

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible. At September 30, 2019 and December 31, 2018, there were allowances for uncollectible receivables of $12,093 and $5,593, respectively.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Generally, taxable income differs from GAAP net income because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. At September 30, 2019 and December 31, 2018, the Company did not treat any of its subsidiaries as a TRS.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2015 and prior.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2019 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and nine months ended September 30, 2019 and 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

Organization and Offering Costs

Organization and offering costs (other than selling commissions, dealer manager fees, and distribution and shareholder servicing fees) of the Company have been paid by the Advisor on behalf of the Company.

Pursuant to the advisory agreement between the Company and the Advisor, as of the termination of the initial public offering, the Company is obligated to reimburse the Advisor for organization and other offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 4.0% of gross offering proceeds as the Company will have raised less than $500.0 million in the primary portion of the initial public offering.

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

Outstanding Class T shares issued in the Company's primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

Outstanding Class R shares issued in the Company's primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018).  The Company will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from its primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of its assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Resource Securities and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and Resource Securities advises the Company's transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through its distribution reinvestment plan).

The Company initially recorded distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability was relieved over time, as the fees were paid to the Dealer Manager. Upon termination of the offering, the fees are no longer payable pursuant to conditions described above and the liability was adjusted accordingly.

For issued Class T shares, the Company had accrued an estimate of total distribution and shareholder servicing fees of approximately $465,000 at September 30, 2019 based on the terms of the Class T shares, of which the Company paid $230,000 cumulatively through September 30, 2019. For issued Class R shares, the Company had accrued an estimate of total distribution and shareholder servicing fees of approximately $2.5 million at September 30, 2019 based on the terms of Class R shares, of which the Company paid $959,000 cumulatively through September 30, 2019. In conjunction with the termination of the primary offering on October 31, 2019, the Company adjusted the liability for future distribution and shareholder servicing fees to reflect the cessation of payment. The total adjusted accrual of $154,553 is included in due to related parties on the Company's consolidated balance sheet at September 30, 2019.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information:

	Nine Months Ended September 30,
	2019	2018
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$(4,060,612)	$1,677,608
Offering costs payable to third parties	—	(18,090)
Distribution and shareholder servicing fee payable to related parties	(1,035,007)	651,678
Cash distributions on common stock declared but not yet paid	1,363,524	862,507
Stock issued from distribution reinvestment plan	1,940,136	1,019,484
Subscriptions receivable	—	696,500
Escrow deposits funded directly by mortgage notes payable	350,022	486,106

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real properties	45,639,978	77,748,894

Cash paid during the period for:
Interest	3,972,421	1,340,308

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash:

	September 30, 2019	December 31, 2018
Real estate taxes	$1,750,583	$19,988
Insurance	207,078	150,263
Capital improvements	777,815	713,651
Total	$2,735,476	$883,902

In addition, the Company designated unrestricted cash for capital expenditures of approximately $11.4 million and $9.2 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 5 - ACQUISITION

On February 12, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Arlington, Texas ("Wimbledon Oaks"). Wimbledon Oaks, constructed in 1986, contains 248 units plus amenities, including a swimming pool, clubhouse, and a fitness center. Wimbledon Oaks encompasses 189,960 rentable square feet. At September 30, 2019, Wimbledon Oaks was 92% leased.

On June 24, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virginia ("Summit"). Summit, constructed in 1976, contains 141 units plus amenities, including a swimming pool, clubhouse, and a fitness center. Summit encompasses 164,140 rentable square feet. At September 30, 2019, Summit was 91% leased.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of the Company’s acquisitions during the nine months ended September 30, 2019:

	Contract Purchase Price	Acquisition Fee (1)	Acquisition Costs (2)	Total Real Estate, Cost
Wimbledon Oaks
Land	$3,779,617	$83,471	$30,014	$3,893,102
Building and Improvements	20,970,743	463,127	166,529	21,600,399
Furniture, fixtures and equipment	377,962	8,347	3,001	389,310
Intangible Assets	721,678	15,938	5,731	743,347
	$25,850,000	$570,883	$205,275	$26,626,158

Summit
Land	$8,288,088	$181,740	$96,178	$8,566,006
Building and Improvements	26,981,318	591,641	313,101	27,886,060
Furniture, fixtures and equipment	346,356	7,595	4,019	357,970
Intangible Assets	759,238	16,648	8,810	784,696
	$36,375,000	$797,624	$422,108	$37,594,732

(1)	Represents acquisition fee of 2% of the cost of investments, paid to the Advisor.
(2)	Represents transaction costs paid both at closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties:

	September 30, 2019	December 31, 2018
Land	$31,220,230	$18,761,123
Building and improvements	170,029,557	118,625,834
Furniture, fixtures, and equipment	3,613,935	2,202,006
Construction in progress	1,415,773	265,233
	206,279,495	139,854,196
Less: accumulated depreciation	(9,126,903)	(3,792,610)
Total rental property, net	$197,152,592	$136,061,586

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $2.1 million and $5.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was approximately $938,000 and $1.9 million, respectively.

Loss on disposal of assets:  During the three and nine months ended September 30, 2019, the Company recorded losses on the disposal of assets of $65,634 and $284,107, respectively. During the three and nine months ended September 30, 2018, the Company recorded losses on the disposal of assets of $38,196 and $44,684, respectively. The Company’s losses on disposals were primarily due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of in-place rental leases. The net carrying value of the acquired in-place leases at September 30, 2019 and December 31, 2018 was $585,725 and $707,825, respectively, net of the accumulated amortization of approximately $4.0 million and $2.4 million, respectively. At September 30, 2019, the weighted average remaining life of the rental leases was six months.

Amortization for the three months ended September 30, 2019 and 2018 was $542,237 and $498,108, respectively. Amortization for the nine months ended September 30, 2019 and 2018 was $1.7 million and $1.2 million, respectively. At September 30, 2019, expected amortization for the in-place rental leases for the next 12 months is $585,725 and none thereafter.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net, at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	1,533,825	$(28,818)	$1,505,007	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,491,959	(220,022)	21,271,937	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(319,189)	32,305,811	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(279,206)	23,570,794	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(270,896)	21,489,104	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(244,981)	18,165,019	—	—	—
Summit	27,580,000	(356,576)	27,223,424	—	—	—
Total	$147,250,784	$(1,719,688)	$145,531,096	$101,315,236	$(1,270,596)	$100,044,640

The following table presents additional information about the Company's mortgage notes payable, net:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	$6,948	$2,531
Bay Club	8/1/2024	3.89%	(2)(7)	101,892	53,067
Tramore Village	4/1/2025	3.82%	(3)(6)	105,466	55,872
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90,322	20,127
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80,379	37,346
Wimbledon Oaks	3/1/2026	4.33%	(4)(6)	67,537	63,822
Summit	7/1/2026	3.84%	(4)(6)	89,727	42,698

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 2.02% (at September 30, 2019) plus 1.87%, with a maximum interest rate of 5.75%; see Note 13.
(3)	Variable rate based on one-month LIBOR of 2.02% (at September 30, 2019) plus 1.80%, with a maximum interest rate of 6.25%; see Note 13.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.
(7)	Effective September 1, 2019, monthly payment of principal and interest required.

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

SEPTEMBER 30, 2019

(unaudited)

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

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending September 30, and thereafter:

2020	$416,764
2021	674,785
2022	1,972,462
2023	2,661,252
2024	22,178,899
Thereafter	119,346,622
$147,250,784

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended September 30, 2019 and 2018, amortization of deferred financing costs of $74,584 and $34,252, respectively, was included in interest expense. During the nine months ended September 30, 2019 and 2018, amortization of deferred financing costs of $191,764 and $75,474, respectively, was included in interest expense. Accumulated amortization at September 30, 2019 and December 31, 2018 was $340,934 and $149,170, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter:

2020	$296,937
2021	294,973
2022	292,083
2023	287,040
2024	275,051
Thereafter	273,604
$1,719,688

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

During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were to be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements. At September 30, 2019, the Advisor has advanced organization and offering costs on a cumulative basis on behalf of the Company of approximately $9.0 million, of the total $9.2 million incurred. Of this amount, the maximum liability of the Company is $4.4 million based on the limit on organization and offering expenses payable by the Company included in

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

the advisory agreement. As of September 30, 2019, the Company has paid approximately $249,000 of these costs directly and reimbursed approximately $747,000 to the Advisor.

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

Expense reimbursements. The Company paid directly or reimbursed the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds as the Company will have raised less than $500.0 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred $104,266 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages. Property management fees are deducted directly from the property's operating account by the Manager. The Manager subcontracts operational management of the properties to an unaffiliated third party and pays for those services from its property management fee. At September 30, 2019 and December 31, 2018, the Advisor owed the Company $585 and $291, respectively, for property management fees in excess of the 4.5% cap paid to the unaffiliated third party property manager.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

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

Distribution and shareholder servicing fee. Resource Securities was paid an annual fee of 1.0% of the NAV per share (1% of purchase price prior to June 29, 2018) of Class T common stock sold in the primary offering for up to five years from the date on which each share is issued. Resource Securities was also paid an annual fee of 1.0% of the NAV per share (1% of purchase price prior to June 29, 2018) of Class R common stock sold in the primary offering subject to the terms of the Class R shares as included in the Articles Supplementary. Effective November 1, 2019, pursuant to the terms of the Class T and Class R shares, no further distribution and shareholder servicing fees are payable to Resource Securities so the Company ceased to accrue the distribution and shareholder servicing fee.

Relationship with RAI and C-III

Property loss pool. The Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy, until February 28, 2019.   Through that date, substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool; as of September 30, 2019, these funds have been returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss.

Beginning March 1, 2019, the Company now participates (with other properties directly and indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

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

SEPTEMBER 30, 2019

(unaudited)

net worth of $50.0 million; (c) had liquidity of no less than $5.0 million; and (d) had an aggregate portfolio leverage of no more than 65% (see Note 8 for further details). As of December 18, 2018, RAI has been released from the guaranty.

The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $2,716 for zoning reports in connection with its acquisition of Wimbledon Oaks and Summit during the nine months ended September 30, 2019 .

The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

The following table presents the Company's amounts receivable from and amounts payable to such related parties:

	September 30, 2019	December 31, 2018
Due from related parties:
Advisor	$585	$291
RAI and affiliate - insurance funds held in escrow	—	12,799
Resource Securities	408	682
	$993	$13,772

Due to related parties:
Advisor:
Asset management fees	$—	$5,238
Organization and offering costs	3,442,235	8,249,864
Operating expense reimbursements (including prepaid expenses)	2,685,416	2,700,703
	6,127,651	10,955,805

Manager:
Property management fees	84,488	50,912
Operating expense reimbursements	—	62,717
	84,488	113,629

RAI:
Internal audit fee	—	11,750
Operating expense reimbursements	288	14,843
	288	26,593

Resource Securities:
Selling commissions and dealer-manager fees	—	78,705
Distribution and shareholder servicing fee	154,553	1,818,555
	154,553	1,897,260

	$6,366,980	$12,993,287

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$—	$1,429,281	$1,456,067	$2,447,999
Asset management fees (2)	553,942	242,715	1,428,103	553,536
Debt financing fees (3)	—	228,050	229,950	391,175
Organization and offering costs (4)	135,970	244,534	765,350	1,677,364
Operating expense reimbursement (5)(9)	29,757	349,260	795,637	830,616

Manager:
Property management fees (2)	$226,147	$96,025	$556,623	$211,695
Construction management fees (1)	41,449	20,603	155,918	48,769
Operating expense reimbursements (6)	—	16,713	37,925	43,110

RAI:
Internal audit fee (5)	$—	$11,750	$24,750	$27,000
Organization and offering costs (4)	—	17,673	—	17,673

Resource Securities:
Selling commissions and dealer-manager fees (7)	$125,993	$599,872	$1,224,075	$1,822,567
Distribution and shareholder servicing fee (7)(8)	(1,530,227)	309,848	(1,035,057)	969,754

Other:
The Planning & Zoning Resource Company (1)	$—	$2,207	$2,716	$4,187

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
(4)

Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs until they are charged to Stockholders' equity on the consolidated balance sheets as proceeds are raised in the offering.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.
(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)	Included in Stockholders' equity on the consolidated balance sheets.
(8)	Activity in 2019 includes an adjustment in conjunction with the termination of the primary offering; see Note 2.
(9)	During the three months ended September 30, 2019, the Advisor suspended the allocation of rent and payroll costs to the Company.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of the Company's basic and diluted earnings/(loss) per share for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Net loss	$(2,758,781)	$(1,937,512)		$(8,146,091)	$(4,152,117)
Less: Class A common stock cash distributions declared	85,641	86,722		255,004	251,790
Less: Class T common stock cash distributions declared	124,012	124,218		368,010	359,912
Less: Class R common stock cash distributions declared	1,080,462	688,371		3,115,380	1,597,300
Less: Class I common stock cash distributions declared	87,085	31,283		248,849	66,524
Undistributed net loss attributable to common stockholders	$(4,135,981)	$(2,868,106)		$(12,133,334)	$(6,427,643)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(221,474)	$(260,472)		$(695,822)	$(705,697)
Class A common stock cash distributions declared	85,641	86,722		255,004	251,790
Net loss attributable to Class A common stockholders	$(135,833)	$(173,750)		$(440,818)	$(453,907)
Net loss per Class A common share, basic and diluted	$(0.22)	$(0.28)		$(0.70)	$(0.72)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	624,195	629,450		631,776	626,180

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(391,024)	$(454,442)		$(1,224,070)	$(1,229,264)
Class T common stock cash distributions declared	124,012	124,218		368,010	359,912
Net loss attributable to Class T common stockholders	$(267,012)	$(330,224)	0	$(856,060)	$(869,352)
Net loss per Class T common share, basic and diluted	$(0.24)	$(0.30)		$(0.77)	$(0.80)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,102,047	1,098,193		1,111,403	1,090,752

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(3,301,572)	$(2,085,170)		$(9,628,171)	$(4,361,574)
Class R common stock cash distributions declared	1,080,462	688,371		3,115,380	1,597,300
Net loss attributable to Class R common stockholders	$(2,221,110)	$(1,396,799)	0	$(6,512,791)	$(2,764,274)
Net loss per Class R common share, basic and diluted	$(0.24)	$(0.28)		$(0.75)	$(0.71)
Weighted-average number of Class R common shares outstanding, basic and diluted	9,305,022	5,038,975		8,741,965	3,870,117

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(221,911)	$(68,022)		$(585,271)	$(131,108)
Class I common stock cash distributions declared	87,085	31,283		248,849	66,524
Net loss attributable to Class I common stockholders	$(134,826)	$(36,739)	0	$(336,422)	$(64,584)
Net loss per Class I common share, basic and diluted	$(0.22)	$(0.22)		$(0.63)	$(0.56)
Weighted-average number of Class I common shares outstanding, basic and diluted	625,425	164,381		531,401	116,335

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. At September 30, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange of 5,000 shares of Class A common stock. At September 30, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred as of September 30, 2019.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

Since inception through September 30, 2019, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	9,282,959	$89,203,853	624,324	$5,759,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	28,762	268,538	72,700	660,520	308,918	2,810,444	2,521	22,873
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	642,829	$6,070,014	1,138,191	$10,603,985	9,591,877	$92,014,297	626,845	$5,782,487
Shares redeemed and retired	(16,914)		(32,028)		(32,122)		—
Total shares issued and outstanding at September 30, 2019	625,915		1,106,163		9,559,755		626,845

(1)Includes 222,222 of Class A shares issued to RAI.

Redemptions

During the nine months ended September 30, 2019, the Company redeemed shares of its outstanding Class A, Class T , and Class R common stock. During the nine months ended September 30, 2019, there were no redemptions of Class I common stock. Redemptions for the nine months ended September 30, 2019 were as follows:

	Class A		Class T		Class R
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2019	—	—	—	—	—	—
February 2019	—	—	—	—	—	—
March 2019	—	—	—	—	—	—
April 2019	—	—	—	—	—	—
May 2019	—	—	—	—	—	—
June 2019	16,914	$8.66	28,087	$8.61	—	—
July 2019	—	—	—	—	—	—
August 2019	—	—	—	—	—	—
September 2019	—	—	1,334	$8.66	31,177	$9.06
	16,914		29,421		31,177

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

SEPTEMBER 30, 2019

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

Distributions

Cash Distributions

During the three months ended September 30, 2019, the Company’s board of directors declared a cash distribution on the outstanding shares of all classes of its common stock based on daily record dates for the period from September 30, 2019 through December 30, 2019, which were or will be paid on October 31, 2019, November 27, 2019, and December 31, 2019.

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

The following table presents information regarding the Company's distributions declared and paid to stockholders during the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$85,641	$124,012	$1,080,462	$87,085	$1,377,200

Distributions reinvested in shares of common stock paid	$24,417	$73,714	$591,320	$7,456	$696,907
Cash distributions paid	59,943	48,223	447,379	77,007	632,552
Total distributions paid	$84,360	$121,937	$1,038,699	$84,463	$1,329,459

The following table presents information regarding the Company's distributions declared and paid to stockholders during the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$255,004	$368,010	$3,115,380	$248,849	$3,987,243

Distributions reinvested in shares of common stock paid	$75,887	$220,231	$1,626,931	$17,087	$1,940,136
Cash distributions paid	175,121	141,165	1,212,104	192,992	1,721,382
Total distributions paid	$251,008	$361,396	$2,839,035	$210,079	$3,661,518

At September 30, 2019, the Company had accrued approximately $1.4 million for the cash distributions paid or to be paid, in cash or DRIP shares, on October 31, 2019, November 27, 2019, and December 31, 2019, which is reported in distributions payable in the consolidated balance sheet.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Interest rate caps	$—	$22	$—	$22

December 31, 2018
Assets:
Interest rate caps	$—	$2,293	$—	$2,293

The carrying amount and estimated fair values of the Company’s mortgage notes payable were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable- outstanding borrowings	$147,250,784	$145,539,471	$101,315,236	$100,698,311

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three and nine months ended September 30, 2019, the Company recorded $3,231 and $6,194, respectively, of hedge ineffectiveness in earnings. During each of the three and nine months ended September 30, 2018, the Company recorded $10 of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At September 30, 2019, the Company estimates that an additional $24,044 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at September 30, 2019 and December 31, 2018:

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
September 30, 2019	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021
December 31, 2018	Interest rate caps	2	$54,145,000	August 1, 2020 and April 1, 2021

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2019

(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2019 and December 31, 2018:

Asset Derivatives				Liability Derivatives
September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$22	Prepaid expenses and other assets	$2,293	—	$ —	—	$ —

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

Operating expenses for the four fiscal quarters ended September 30, 2019 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements, except for the following:

The Company ceased offering shares of common stock in the primary offering on October 31, 2019 and is continuing to process subscriptions. Subscriptions must be dated on or before October 31, 2019; subscriptions and all related documents and funds must be received by the Company in good order by November 15, 2019. The Company plans to continue to offer shares under its distribution reinvestment plan.

On November 1, 2019, each Class R share of common stock of the Company automatically converted into a Class I share of common stock of the Company pursuant to the terms of the Company’s charter. The Class R shares converted into Class I shares on a one-for-one basis, because the most recently approved estimated net asset value per share approved by its board of directors ($9.12 as of March 21, 2019) is the same for all classes of common stock. Stockholders who received Class I shares upon the conversion will no longer be subject to the class-specific expenses associated with Class R shares. As of November 1, 2019, the Company ceased accruing the distribution and shareholder servicing fee and as a result stockholders who own Class T shares will also no longer be subject to class-specific expenses.

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

Overview

Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We intend to acquire underperforming apartments which we will renovate and stabilize in order to increase rents. To a lesser extent, we will also seek to originate and acquire commercial real estate debt secured by apartments. We cannot predict, however, the ultimate allocation of net proceeds from our initial public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we do not expect to be able to invest in as diverse a portfolio of properties as we otherwise would. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource REIT Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At September 30, 2019, we owned seven multifamily properties. As such, we had limited operating results during the three and nine months ended September 30, 2019 and 2018.

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

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth the results of our operations:

	Three Months Ended September 30,
	2019	2018
Revenues:
Rental income	$4,874,204	$2,226,524
Total revenues	4,874,204	2,226,524

Expenses:
Rental operating - expenses	1,037,706	422,733
Rental operating - payroll	504,504	224,508
Rental operating - real estate taxes	741,572	382,050
Subtotal- rental operating	2,283,782	1,029,291
Property management fees	—	2,575
Management fees - related parties	780,089	338,741
General and administrative	320,427	636,156
Loss on disposal of assets	65,634	38,196
Depreciation and amortization expense	2,594,119	1,435,935
Total expenses	6,044,051	3,480,894
Loss before other income (expense)	(1,169,847)	(1,254,370)

Other income (expense):
Interest income	52,761	51,621
Interest expense	(1,641,695)	(734,763)
Total other income (expense)	(1,588,934)	(683,142)
Net loss	$(2,758,781)	$(1,937,512)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$4,874,204	$—	$4,874,204	$2,226,524	$—	$2,226,524
Total revenues	4,874,204	—	4,874,204	2,226,524	—	2,226,524

Expenses:
Rental operating -expenses	1,037,706	—	1,037,706	422,733	—	422,733
Rental operating - payroll	504,504	—	504,504	222,296	2,212	224,508
Rental operating - real estate taxes	741,572	—	741,572	382,050	—	382,050
Subtotal- rental operating	2,283,782	—	2,283,782	1,027,079	2,212	1,029,291
Property management fees	—	—	—	2,575	—	2,575
Management fees - related parties	226,147	553,942	780,089	96,026	242,715	338,741
General and administrative	155,476	164,951	320,427	98,828	537,328	636,156
Loss on disposal of assets	65,634	—	65,634	38,196	—	38,196
Depreciation and amortization expense	2,594,119	—	2,594,119	1,435,935	—	1,435,935
Total expenses	5,325,158	718,893	6,044,051	2,698,639	782,255	3,480,894
Loss before other income (expense)	(450,954)	(718,893)	(1,169,847)	(472,115)	(782,255)	(1,254,370)

Other income (expense):
Interest income	5,828	46,933	52,761	151	51,470	51,621
Interest expense	(1,641,627)	(68)	(1,641,695)	(734,763)	—	(734,763)
Total other income (expense)	(1,635,799)	46,865	(1,588,934)	(734,612)	51,470	(683,142)
Net loss	$(2,086,753)	$(672,028)	$(2,758,781)	$(1,206,727)	$(730,785)	$(1,937,512)

Total revenues

Total revenues for the three months ended September 30, 2019 increased by approximately $2.6 million as compared to the three months ended September 30, 2018 due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the three months ended September 30, 2019 increased by approximately $1.3 million as compared to the three months ended September 30, 2018 due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter.

Management fees - related parties

Management fees - related parties expense for the three months ended September 30, 2019 increased by approximately $441,000 as compared to the three months ended September 30, 2018 due to an increase in property management fees and asset management fees due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter.

General and administrative

Property level general and administrative expense for the three months ended September 30, 2019 increased by approximately $52,000 as compared to the three months ended September 30, 2018 due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter. Company level general and administrative expense for the three months ended September 30, 2019 decreased by approximately $372,000 as compared to the three months ended September 30, 2018 due to a decrease in allocated expenses effective July 1, 2019.

(Back to Index)

(Back to Index)

Loss on disposal of assets

Loss on disposal of assets for the three months ended September 30, 2019 increased by approximately $28,000 as compared to the three months ended September 30, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2019 increased by approximately $1.2 million as compared to the three months ended September 30, 2018 due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter.

Interest expense

Interest expense for the three months ended September 30, 2019 increased by approximately $907,000 as compared to the three months ended September 30, 2018 due to seven properties owned for the entire quarter ended September 30, 2019 as compared to five properties owned at September 30, 2018, of which only three were owned for the entire quarter.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth the results of our operations:

	Nine Months Ended September 30,
	2019	2018
Revenues:
Rental income	$12,621,171	$4,916,839
Total revenues	12,621,171	4,916,839

Expenses:
Rental operating - expenses	2,528,761	906,013
Rental operating - payroll	1,287,984	503,040
Rental operating - real estate taxes	1,818,019	689,242
Subtotal- rental operating	5,634,764	2,098,295
Property management fees	5,235	6,936
Management fees - related parties	1,984,726	765,232
General and administrative	1,715,349	1,591,276
Loss on disposal of assets	284,107	44,684
Depreciation and amortization expense	7,047,365	3,150,881
Total expenses	16,671,546	7,657,304
Loss before other income (expense)	(4,050,375)	(2,740,465)

Other income (expense):
Interest income	205,741	121,835
Interest expense	(4,301,457)	(1,533,487)
Total other income (expense)	(4,095,716)	(1,411,652)
Net loss	$(8,146,091)	$(4,152,117)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$12,621,171	$—	$12,621,171	$4,916,839	$—	$4,916,839
Total revenues	12,621,171	—	12,621,171	4,916,839	—	4,916,839

Expenses:
Rental operating - expenses	2,528,761	—	2,528,761	906,013	—	906,013
Rental operating - payroll	1,287,739	245	1,287,984	499,558	3,482	503,040
Rental operating - real estate taxes	1,818,019	—	1,818,019	689,242	—	689,242
Subtotal- rental operating	5,634,519	245	5,634,764	2,094,813	3,482	2,098,295
Property management fees	5,235	—	5,235	6,936	—	6,936
Management fees - related parties	556,623	1,428,103	1,984,726	211,696	553,536	765,232
General and administrative	331,604	1,383,745	1,715,349	190,949	1,400,327	1,591,276
Loss on disposal of assets	284,107	—	284,107	44,684	—	44,684
Depreciation and amortization expense	7,047,365	—	7,047,365	3,150,881	—	3,150,881
Total expenses	13,859,453	2,812,093	16,671,546	5,699,959	1,957,345	7,657,304
Loss before other income (expense)	(1,238,282)	(2,812,093)	(4,050,375)	(783,120)	(1,957,345)	(2,740,465)

Other income (expense):
Other income	6,390	199,351	205,741	341	121,494	121,835
Interest income	(4,301,389)	(68)	(4,301,457)	(1,533,487)	—	(1,533,487)
Interest expense	(4,294,999)	199,283	(4,095,716)	(1,533,146)	121,494	(1,411,652)
Net loss	$(5,533,281)	$(2,612,810)	$(8,146,091)	$(2,316,266)	$(1,835,851)	$(4,152,117)

Total revenues

Total revenues for the nine months ended September 30, 2019 increased by approximately $7.7 million as compared to the nine months ended September 30, 2018 due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the nine months ended September 30, 2019 increased by approximately $3.5 million as compared to the nine months ended September 30, 2018 due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period.

Management fees - related parties

Management fees - related parties expense for the nine months ended September 30, 2019 increased by approximately $1.2 million as compared to the nine months ended September 30, 2018 due to an increase in property management fees and asset management fees due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period.

General and administrative

Property level general and administrative expense for the nine months ended September 30, 2019 increased by approximately $141,000 as compared to the nine months ended September 30, 2018 due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period. Company level general and administrative expense for the nine months ended

(Back to Index)

(Back to Index)

September 30, 2019 decreased by approximately $17,000 as compared to the nine months ended September 30, 2018 due to a decrease in allocated expenses effective July 1, 2019.

Loss on disposal of assets

Loss on disposal of assets for the nine months ended September 30, 2019 increased by approximately $239,000 as compared to the nine months ended September 30, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2019 increased by approximately $3.9 million as compared to the nine months ended September 30, 2018 due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period.

Interest expense

Interest expense for the nine months ended September 30, 2019 increased by approximately $2.8 million as compared to the nine months ended September 30, 2018 due to five of the seven properties owned at September 30, 2019 being owned for the entire period as compared to only two of the five properties owned at September 30, 2018 being owned for the entire period.

Liquidity and Capital Resources

On April 28, 2016, we launched our continuous initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP"). On October 24, 2019, our board of directors approved the termination of our primary public offering stage effective October 31, 2019. We plan to continue to offer shares under the DRIP after our primary offering stage terminates.

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

The prices per share for each class of shares of our common stock through September 30, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through September 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through September 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1) Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the uninvested proceeds of our initial public offering, from secured or unsecured financings from banks or other lenders and from

(Back to Index)

(Back to Index)

proceeds from the sale of assets. In addition, our Advisor has advanced funds to us for certain accrued organization and offering costs. As of September 30, 2019, we have purchased seven properties using both offering proceeds and debt financing.

Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we expect to make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT. Our fixed operating expenses as a percentage of gross income will, reduce our net income and could limit our ability to make distributions. As of September 30, 2019, we have raised approximately $110.7 million in our public offering.

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

Capital Expenditures

We deployed a total of approximately $3.2 million during the nine months ended September 30, 2019 for capital expenditures:

Multifamily Community	Capital deployed during nine months ended September 30, 2019	Remaining capital budgeted
Payne Place	$—	$33,818
Bay Club	265,764	841,489
Tramore Village	883,978	2,115,331
Matthews	747,457	2,159,115
Kensington	711,979	1,524,091
Wimbledon Oaks	548,677	1,864,248
Summit	4,975	2,821,480
	$3,162,830

Gross offering proceeds

At September 30, 2019, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows:

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601,476	1,049,996	$9,943,465	9,282,959	$89,203,853	624,324	$5,759,613
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	28,762	268,538	72,700	660,520	308,918	2,810,444	2,521	22,873
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200,000	—	—	—	—	—	—
Total	642,829	$6,070,014	1,138,191	$10,603,985	9,591,877	$92,014,297	626,845	$5,782,487
Shares redeemed and retired	(16,914)		(32,028)		(32,122)		—
Total shares issued and outstanding at September 30, 2019	625,915		1,106,163		9,559,755		626,845

(1)Includes 222,222 of Class A shares issued to RAI.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net:

	September 30, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	1,533,825	$(28,818)	$1,505,007	$1,560,236	$(30,220)	$1,530,016
Bay Club	21,491,959	(220,022)	21,271,937	21,520,000	(255,957)	21,264,043
Tramore Village	32,625,000	(319,189)	32,305,811	32,625,000	(363,784)	32,261,216
Matthews Reserve	23,850,000	(279,206)	23,570,794	23,850,000	(315,236)	23,534,764
The Park at Kensington	21,760,000	(270,896)	21,489,104	21,760,000	(305,399)	21,454,601
Wimbledon Oaks	18,410,000	(244,981)	18,165,019	—	—	—
Summit	27,580,000	(356,576)	27,223,424	—	—	—
Total	$147,250,784	$(1,719,688)	$145,531,096	$101,315,236	$(1,270,596)	$100,044,640

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of September 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.07%.

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

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (“IBORs”), including London Interbank Offered Rate (“LIBOR”). The Financial Conduct Authority of the U.K., which regulates LIBOR, has announced it will not compel panel banks to contribute to LIBOR after 2021.

We have exposure to IBORs through floating rate mortgage debt with maturity dates beyond 2021 for which the interest rates are tied to LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Any changes in benchmark interest rates could increase our cost of capital, which could impact our results of operations, cash flows, and the market value of our real estate investments.

Organization and Offering Costs

We incurred organization and offering costs in pursuit of our capital raise. Our organization and offering costs (other than selling commissions, the dealer manager fees and distribution and shareholder servicing fees) were initially being paid by the Advisor on our behalf. Organization costs included all expenses that we incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.

(Back to Index)

(Back to Index)

Pursuant to the advisory agreement, we are obligated to reimburse the Advisor for organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 4.0% of gross offering proceeds as of the termination of this offering as we will have raised less than $500.0 million in the primary offering. These organization and offering expenses included all actual expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee), including reimbursements to our Advisor for the portion of named executive officer salaries allocable to activities related to this offering, to be incurred on our behalf and paid by us in connection with the offering.

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

As of September 30, 2019, we have incurred approximately $9.2 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. Of this total, we have charged approximately $4.4 million to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering and is the maximum liability for organization and offering costs, based on the 4.0% limit described above. As of September 30, 2019, we have paid approximately $249,000 of these costs directly and reimbursed approximately $747,000 to our Advisor.

Organization costs, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate, were expensed as incurred.

Outstanding Class T shares issued in our primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities.

Outstanding Class R shares issued in our primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018). We will cease paying the distribution and shareholder servicing fee with respect to Class R shares held in any particular account, and those Class R shares will convert into a number of Class I shares determined by multiplying each Class R share to be converted by the applicable "Conversion Rate," on the earlier of (i) the date after the termination of the primary offering at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering; (ii) a listing of the Class I shares on a national securities exchange; (iii) a merger or consolidation of the company with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iv) the end of the month in which the total underwriting compensation (which consists of selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid with respect to such Class R shares purchased in a primary offering is not less than 8.5% (or a lower limit, provided that, in the case of a lower limit, the agreement between the Dealer Manager and the broker-dealer in effect at the time Class R shares were first issued to such account sets forth the lower limit and the Dealer Manager advises our transfer agent of the lower limit in writing) of the gross offering price of those Class R shares purchased in such primary offering (excluding shares purchased through our distribution reinvestment plan).

(Back to Index)

(Back to Index)

We initially recorded the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or as the fees are adjusted (if the fees are no longer payable pursuant to the conditions described above).

We have accrued an estimate of the total distribution and shareholder servicing fees of approximately $465,000 at September 30, 2019, based on the terms of the Class T shares, of which we paid approximately $230,000 cumulatively through September 30, 2019. For issued Class R shares, we have accrued an estimate of the total distribution and shareholder servicing fees of approximately $2.5 million at September 30, 2019, of which we paid approximately $959,000 cumulatively through September 30, 2019 based on the terms of the Class R shares. In conjunction with the termination of the primary offering on October 31, 2019, the Company adjusted the liability for future distribution and shareholder servicing fees to reflect the cessation of payment. The total accrual of $154,553 is included in due to related parties on our consolidated balance sheet at September 30, 2019.

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

Operating expenses for the four fiscal quarters ended September 30, 2019 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

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

(Back to Index)

(Back to Index)

Distributions

Cash Distributions

For the three and nine months ended September 30, 2019, we declared and paid aggregate distributions, which were paid from operating activities, debt financing, and offering proceeds, as follows:

	Three Months Ended September 30, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$85,641	$124,012	$1,080,462	$87,085	$1,377,200

Distributions reinvested in shares of common stock paid	$24,417	$73,714	$591,320	$7,456	$696,907
Cash distributions paid	59,943	48,223	447,379	77,007	632,552
Total distributions paid	$84,360	$121,937	$1,038,699	$84,463	$1,329,459

	Nine Months Ended September 30, 2019
	Class A	Class T	Class R	Class I	Total
Distributions declared	$255,004	$368,010	$3,115,380	$248,849	$3,987,243

Distributions reinvested in shares of common stock paid	$75,887	$220,231	$1,626,931	$17,087	$1,940,136
Cash distributions paid	175,121	141,165	1,212,104	192,992	1,721,382
Total distributions paid	$251,008	$361,396	$2,839,035	$210,079	$3,661,518

At September 30, 2019, we had accrued $1.4 million for the cash distributions paid or to be paid, in cash or DRIP shares on October 31, 2019, November 27, 2019, and December 31, 2019, which is reported in distributions payable in the consolidated balance sheet and included in the distributions declared above.

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2019:

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Operating Activities	Offering Proceeds	Debt Financing
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by/ (Used in) Operating Activities	Total	Per Share(1)	Amount Paid / Percent of Total	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$492,823	$576,873	$1,069,696	$(254,605)	$1,257,043	$0.134	- / -	$1,069,696 / 100%	- / -
Second quarter	596,007	666,356	1,262,363	(164,958)	1,353,000	0.135	- / -	1,262,363 / 100%	- / -
Third quarter	632,552	696,907	1,329,459	1,104,339	1,377,200	0.135	1,104,339 / 83%	225,120 / 17%	- / -

Total	$1,721,382	$1,940,136	$3,661,518	$684,776	$3,987,243

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows:

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4,380	$11,524	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41,012	47,682	88,694
Five months ended December 31, 2017	$0.001434521 per day	248,431	227,843	476,274
Six months ended June 30, 2018	$0.001434521 per day	605,527	496,157	1,101,684
Six months ended December 31, 2018	$0.001458630 per day	922,889	780,864	1,703,753
Three months ended March 31, 2019	$0.001458630 per day	576,873	492,823	1,069,696
Six months ended September 30, 2019	$0.001469178 per day	1,363,263	1,228,559	2,591,822
		$3,762,375	$3,285,452	$7,047,827

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee.

Our net loss attributable to common stockholders for the nine months ended September 30, 2019 was approximately $8.1 million and net cash provided by operating activities was $685,063. Our cumulative cash distributions and net loss attributable to common stockholders from inception through September 30, 2019 are approximately $7.0 million and approximately $18.9 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders - GAAP	$(2,758,781)	$(1,937,512)	$(8,146,091)	$(4,152,117)
Depreciation expense	$2,051,882	937,827	5,397,222	1,936,489
FFO attributable to common stockholders	(706,899)	(999,685)	(2,748,869)	(2,215,628)
Adjustments for straight-line rents	—	416	11,243	6,874
Amortization of intangible lease assets	542,237	498,108	1,650,143	1,214,392
MFFO attributable to common stockholders	$(164,662)	$(501,161)	$(1,087,483)	$(994,362)

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2018 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following.

We ceased offering shares of common stock in the primary offering on October 31, 2019 and are continuing to process subscriptions. Subscriptions must be dated on or before October 31, 2019; subscriptions and all related documents and funds must be received by us in good order by November 15, 2019. We plan to continue to offer shares under our distribution reinvestment plan.

On November 1, 2019, each of our Class R shares of common stock automatically converted into a Class I share of common stock pursuant to the terms of our charter. The Class R shares converted into Class I shares on a one-for-one basis, because the most recently approved estimated net asset value per share approved by our board of directors ($9.12 as of March 21, 2019) is the same for all classes of our common stock. Stockholders who received Class I shares upon the conversion will no longer be subject to the class-specific expenses associated with Class R shares. As of November 1, 2019, we ceased accruing the distribution and stockholder servicing fee and as a result, stockholders who own Class T shares will also no longer be subject to the class-specific expenses associated with Class T shares.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP. Our board of directors has determined to terminate our primary public offering stage effective October 31, 2019 and cease processing subscriptions in the offering on November 15, 2019.  We will continue to offering shares in the DRIP offering.

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

(Back to Index)

(Back to Index)

The prices per share for each class of shares of our common stock through September 30, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through September 30, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through September 30, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

At September 30, 2019, a total of 601,207 Class A shares, including shares purchased by both our Advisor and RAI, 1,049,996 Class T shares, 9,282,959 Class R shares and 624,324 Class I shares of common stock have been issued in connection with our public offering resulting in gross offering proceeds of approximately $110.7 million. From the commencement of our public offering through September 30, 2019, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Dealer Manager for certain organizational and offering costs.

Type of Expense	Amount
Selling commissions	$2,538,558
Dealer manager fees	3,251,173
Distribution and shareholder servicing fee (1)	1,343,709
Other organization and offering costs	4,428,336
Total expenses	$11,561,777

(1)

Outstanding Class T and R shares issued in our primary offering are subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees are not paid from offering proceeds and do not reduce the amount of net offering proceeds to us. At September 30, 2019, approximately $155,000 of these fees are unpaid and included in due to related parties on our consolidated balance sheets.

From the commencement of our initial public offering through September 30, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as such fees do not reduce the net offering proceeds to us, were approximately $100.5 million. As of September 30, 2019, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $199.9 million in real estate investments. Of the amount used for the purchase of these investments, approximately $4.4 million was paid to our Advisor as acquisition fees and approximately $238,000 was paid to other affiliates for acquisition expense reimbursements.

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

(Back to Index)

(Back to Index)

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

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of September 30, 2019:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

During the nine months ended September 30, 2019, we redeemed shares of our Class A and Class T common stock as follows:

	Class A		Class T		Class R
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2019	—	—	—	—	—	—
February 2019	—	—	—	—	—	—
March 2019	—	—	—	—	—	—
April 2019	—	—	—	—	—	—
May 2019	—	—	—	—	—	—
June 2019	16,914	$8.66	28,087	$8.61	—	—
July 2019	—	—	—	—	—	—
August 2019	—	—	—	—	—	—
September 2019	—	—	1,334	$8.66	31,177	$9.06
	16,914		29,421		31,177

All redemption requests submitted in good order were honored for the nine months ended September 30, 2019.

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

RESOURCE APARTMENT REIT III, INC.

November 12, 2019	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)