Form 10-K
period 2019-12-31
Resource Apartment REIT III, Inc.
filed 2020-03-20
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(215) 231-7050

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	None	None

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

There is no established market for the registrant's shares of common stock. There were 11,381,727 shares of common stock held by non-affiliates at June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $103.8 million, assuming an estimated value per share of $9.12, which amount was the Registrant’s estimated value per share as determined by its board of directors on March 21, 2019.  For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2018, see the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2019. As of March 16, 2020, there were 630,456 outstanding shares of Class A common stock, 1,121,755 outstanding shares of Class T common stock, and 10,380,159 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

Registrant incorporates by reference portions of the Resource Apartment REIT III, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A of this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

Resource Apartment REIT III, Inc. is a Maryland corporation that was formed on July 15, 2015, that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in and manage apartment communities in order to provide stockholders with growing cash flow and increasing asset values. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc. and, as required by context, Resource Apartment OP III, LP, which we refer to as our "Operating Partnership" and to their subsidiaries.

At December 31, 2019, we owned seven multifamily properties, as described further in "Item 2. Properties". We intend to continue to manage a diversified portfolio of U.S. commercial real estate, including properties that may benefit from renovations that may increase their long-term values.

We are externally managed by Resource REIT Advisor, LLC, which we refer to as our Advisor. Our Advisor manages our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition or disposition of investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our "Board"). Our Advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We elected to be taxed as a real estate investment trust (“REIT”) commencing with our taxable year that ended December 31, 2017. If we continue to qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will continue to operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes so as to retain our REIT qualification.

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

Our Offerings

On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering a public offering of up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") was declared effective under the Securities Act of 1933, as amended (the “Securities Act”).

Through July 2, 2017, we offered shares of Class A and Class T common stock.  As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock. The primary portion of our initial public offering closed on October 31, 2019, having raised aggregate primary offering proceeds of $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock. We continue to offer shares of our Class A, Class T, and Class I shares pursuant to our DRIP.

On June 27, 2018 and March 21, 2019, our board of directors determined a net asset value (“NAV”) per share of our common stock of $9.05 and $9.12, respectively, based on the estimated market value of our portfolio of investments as of March 31, 2018 and December 31, 2018, respectively.  Based on this estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering by adding certain offering costs to the estimated NAV per share.  Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent NAV per share.

4
(Back to Index)

(Back to Index)

On March 19, 2020, our board of directors determined a NAV per share of $9.01, based on the estimated market value of our portfolio of investments as of December 31, 2019.  As a result, shares are currently being sold pursuant to our DRIP at a purchase price equal to $9.01 per share.

The prices per share for each class of shares of our common stock through December 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through December 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

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

Our Business Strategy

Our business strategy has a focus on multifamily assets, although we could also purchase interests in other types of commercial property assets consistent with our investment objectives. We have acquired underperforming multifamily rental properties which we will renovate and stabilize in order to increase rents. We believe multiple opportunities exist within the multifamily industry today and will continue to present themselves over the next few years to real estate investors who possess the following characteristics: (i) extensive experience in multifamily investing, (ii) strong management platforms specializing in operational and financial performance optimization, (iii) financial sophistication allowing them to benefit from complex opportunities and (iv) the overall scale and breadth of a national real estate platform in both the equity and debt markets. We seek to utilize our sponsor's dedicated multifamily investing and lending relationships to take advantage of the full range of opportunities across the entire multifamily spectrum of investments.

Competition

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. government and other entities, to manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

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

5
(Back to Index)

(Back to Index)

Employees and Economic Dependency

We have no paid employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.

There is no current public market for our shares and our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date nor list our shares on an exchange by a specified date. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to the estimated NAV per share. It is also likely that your shares would not be accepted as the primary collateral for a loan.

Disruptions in the financial markets or sluggish economic conditions nationally and globally could adversely impact our ability to implement our business strategy and generate returns to you.

Our business and operations are dependent on the commercial real estate finance industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. Economic weakness in the U.S. economy or in Europe and Asia may eventually hinder future growth in the U.S. economy. Further, continued political instability in the European Union, as well as open hostilities in certain Middle Eastern countries could negatively impact the U.S. economy should those conflicts deepen.

We have acquired a portfolio of real estate. Worsening economic conditions could greatly increase the risks of these investments. For instance, the sluggish employment market could contribute to increased rent delinquencies at our rental properties.

A protracted economic downturn could have a negative impact on our portfolio. Borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Although our value-add investment strategies do not rely on precisely the same concepts, if real property values continue to decline after we acquire them, we may have a difficult time generating returns on your investment.

6
(Back to Index)

All of the factors described above could adversely impact our ability to implement our business strategy and make distributions to our investors and could decrease the value of an investment in us.

We raised substantially less than the maximum offering amount in our primary public offering. As a result, we are not be able to invest in as diverse a portfolio of assets as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue.

The proceeds we raised in our primary public offering were lower than our sponsor and dealer manager originally expected. As a result, we have made fewer investments than originally intended, resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single asset or a geographic region will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds has increased our fixed operating expenses as a percentage of our revenue, which may limit our ability to pay distributions to our stockholders.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of real estate assets. Our advisor has a limited operating history and it will depend largely upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our advisor or our relationship with our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is a subsidiary of our sponsor and its parent company, C-III. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our sponsor’s or C-III’s revenues and operating results impacts the performance of our advisor, our results of operations, and financial condition could also suffer.

The loss of or the inability to hire additional or replacement key real estate and debt finance professionals by our Advisor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

Our success depends to a significant degree upon the contributions of Messrs. Feldman and Carleton, each of whom would be difficult to replace. Neither we nor our advisor have employment agreements with these individuals. Messrs. Feldman and Carleton may not remain associated with Resource Real Estate, C-III or their affiliates. If either of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.

We believe that our future success depends, in large part, upon Resource Real Estate, C-III and their affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate, C-III and their affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.

We have paid distributions in part with proceeds from our offering and expect that in the future we may not pay distributions solely from our cash flow from operating activities. To the extent we pay distributions from sources other than our cash flow from operations, your overall return may be reduced and the value of a share of our common stock will be diluted.

Our organizational documents permit us to make distributions from any source. If our cash flow from operations is insufficient to cover our distributions, we have in the past and expect to continue to use the proceeds from our offering, the proceeds from the issuance of securities in the future or proceeds from borrowings to pay distributions. If we fund distributions from borrowings, sales of properties or offering proceeds, your overall return may be reduced. In addition the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to improve our

(Back to Index)

portfolio would be diverted to fund distributions. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we can fund from sources other than from cash flows from operations. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2019 are $8.6 million and $21.5 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering and proceeds from debt financing.

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and dispose of real property at attractive prices and your overall return may be reduced.

While we expect a significant amount of our leases to be short term multi-family leases that are not impacted by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property as these will constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to hold or dispose of our assets during a period of inflation, our overall return may be reduced.

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.

We may change our policies and our operations without stockholder consent.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, NAV methodologies and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems or the IT systems of our vendors. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems (including the IT systems of our vendors, such as Greystar, our third party property manager) are essential to the operation of our business and our ability to perform day-today operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our, or our vendors’ IT networks and related systems could adversely impact our financial

(Back to Index)

condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, could adversely impact our operations and the value of our investments.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and has resulted in restrictions on travel and quarantines imposed.  These restrictions have had a negative impact on the economy and business activity globally and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, our property managers may be limited in their ability to properly maintain our properties.  The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others.  Our business and financial results could be materially and adversely impacted.

Risks Related to Conflicts of Interest

Because we rely on affiliates of Resource Real Estate for the provision of advisory, property management, if Resource Real Estate and its affiliates are unable to meet their obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Resource Real Estate, through one or more of its subsidiaries or affiliates, owns and controls our advisor and our property manager. The operations of our advisor and our property manager rely substantially on Resource Real Estate and its affiliates. In the event that Resource Real Estate and/or its affiliates become unable to meet their obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us. Further, given the non-solicitation agreement we have with our advisor, it would be difficult for us to utilize any current employees that provide services to us.

Resource REIT Advisor and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers and some of our directors are also officers, directors, managers or key professionals of our advisor and other affiliated Resource Real Estate or C-III entities. Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the management agreement;

•

sales of properties and other investments, which may entitle our Advisor to disposition fees and the possible issuance to our Advisor of shares of our common stock through conversion of our convertible stock;

•

acquisitions of properties and investments in loans, which entitle our advisor to acquisition and asset management fees and, in the case of acquisitions or investments from other Resource Real Estate- or C-III-sponsored programs, might entitle affiliates of our advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset management fees payable to our advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to the issuance of shares of our Class A common stock through the conversion of our convertible stock; and

•

whether and when we seek to sell the company or its assets, which sale could entitle our advisor to disposition fees and to the issuance of shares of our Class A common stock through the conversion of our convertible stock and terminate the asset management fee.

The fees our advisor receives in connection with the acquisition and management of assets are initially based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the

(Back to Index)

cost of assets on which the asset management fee is initially based is inclusive of acquisition fees and expenses paid in connection with the acquisition of assets. This may influence our advisor to recommend riskier transactions to us and to recommend acquisitions at greater purchase prices.

Our Advisor will face conflicts of interest relating to the disposition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.

We rely on our sponsor and other key real estate professionals at our Advisor to sell our assets.  The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other sponsored programs and joint ventures.  As such, sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs.  These other sponsored programs and joint ventures may possess properties in similar locations and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our Advisor directs potential purchasers to properties owned by another sponsored program when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce the overall investment return of our stockholders. Resource REIT Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of Resource REIT Advisor or C-III, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

Resource REIT Advisor, the real estate professionals assembled by our advisor, their affiliates and our officers will face competing demands relating to their time, and this may cause our operations and your investment to suffer.

We rely on Resource REIT Advisor, the real estate professionals our advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Resource REIT Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other programs (“Affiliated Programs”) and engage in other business activities. As a result of their interests in other Affiliated Programs and the fact that they have engaged in and they will continue to engage in other business activities, they will face conflicts of interest in allocating their time among us, Resource REIT Advisor and other Affiliated Programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.

Our executive officers and some of our directors face conflicts of interest related to their positions in Resource REIT Advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our advisor and other affiliated Resource Real Estate entities. Their loyalties to these other entities could result in actions or inactions that may conflict with their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Resource REIT Advisor may assign its obligations under the advisory agreement to its affiliates, who may not have the same expertise or provide the same level of service as our advisor.

Under the advisory agreement, our advisor may assign its responsibilities under the agreement to any of its affiliates with the approval of the conflicts committee. If there is such an assignment or transfer, the assignee may not have comparable operational expertise, have sufficient personnel, or manage our company as well as our advisor.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control

(Back to Index)

of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•

pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership will not be required to register as an investment company under either of the tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership will own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position

(Back to Index)

on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C) we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors has approved a share redemption program, but may amend, suspend or terminate our share redemption program upon 30 days’ notice without stockholder approval. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations. We expect to redeem shares on a quarterly basis. Shares will be redeemed pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests. We will generally redeem shares on a “first in, first out” basis, subject to the following exceptions. For stockholders that own more than one class of shares and/or that own Class T shares purchased in both the primary offering and pursuant to the distribution reinvestment plan, we will redeem their shares in the following order: all Class A, Class T and

(Back to Index)

Class I shares purchased pursuant to the distribution reinvestment plan, Class A and Class I shares purchased in the primary offering and Class T shares purchased in the primary offering. In the event that only a portion of your shares are redeemed, we will redeem the portion of your shares received as stock dividends that are attributable to the portion of your shares acquired through the primary offering or the distribution reinvestment plan that are redeemed at a given time.

You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder or for other exigent circumstances, and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the 12-month period immediately prior to the date of redemption. Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).

Other than redemptions following the death, qualifying disability or confinement to a long-term care facility of a stockholder, the purchase price for such shares we repurchase under our redemption program will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent applicable NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent applicable NAV per share as of the applicable redemption date;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent applicable NAV per share as of the applicable redemption date; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of our most recent applicable NAV per share as of the applicable redemption date.

Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be repurchased at varying prices depending on (a) the number of years the shares have been held, and (b) whether the redemptions are sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The maximum price that may be paid under the program is our current estimated NAV per share. Although this purchase price represents our current estimated NAV per share, this value may differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor below. Thus, when we repurchase shares of our common stock at $9.01 per share, which is our current estimated NAV per share, the actual value of the shares that we repurchase may be less, and the repurchase may be dilutive to our remaining stockholders.

The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.

On March 19, 2020, our board of directors approved an estimated value per share of our common stock of $9.01 based on the estimated market value of our portfolio of investments as of December 31, 2019. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock.

(Back to Index)

We provided this estimated value per share to assist broker-dealers that participate in this offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations for Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”)

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share, and this difference could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of our assets and settlement of its liabilities or a sale of us;

•	the shares of common stock would trade at the estimated NAV per share on a national securities exchange;

•	a third party would offer the estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of the shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with the estimated NAV per share; or

•	the methodology used to calculate the estimated NAV per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated NAV per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019 including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of the shares.

For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see “Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are designated as convertible stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (1) sell additional equity securities in future public or private offerings; (2) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to employees of our advisor or property manager; (3) issue shares to our advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; (4) issue shares of common stock upon the conversion of our convertible stock; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional equity interests after you purchase shares in this offering, your percentage ownership interest in us will be diluted.

(Back to Index)

Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any public offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

Payment of substantial fees and expenses to Resource REIT Advisor and its affiliates reduce cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Resource REIT Advisor and its affiliates performs services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of your investment and reduces the amount of cash available for investment or distribution to stockholders. These fees include property management and debt servicing fees, asset management fees and obligations to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our advisor upon our investors receiving an agreed upon return on their investment is structured in the form of convertible stock. On August 5, 2016, our advisor exchanged 5,000 shares of common stock for 50,000 shares of our convertible stock. Under limited circumstances, these shares may be converted into shares of our Class A common stock satisfying our obligation to pay our advisor an incentive fee and diluting our stockholders’ interest in us. Our convertible stock will convert into shares of Class A common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 6% cumulative, non-compounded, annual return at that price. We expect that we will need to sell a portion of our assets in order to be able to pay distributions to our stockholders equal to the aggregate issue price of our then-outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of these outstanding shares. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 6% return threshold for our common stockholders. Each of these two events is a “Triggering Event.”

Upon a Triggering Event, our convertible stock will, unless our advisory agreement with our advisor has been terminated or not renewed on account of a material breach by our advisor, generally be converted into a number of shares of Class A common stock equal to 1/50,000 of the quotient of:

(A) 15% of the amount, if any, by which

(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

(2) the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

However, if our advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of Class A shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our advisor. As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.

Our advisor can influence whether our common stock is listed for trading on a national securities exchange. Accordingly, our advisor can influence the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. Substantial

(Back to Index)

consideration paid to our advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.

Our board of directors could opt into certain provisions of the Maryland General Corporation Law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Because Maryland law permits our board to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.

In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our board of directors into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the board can fix the size of the board;

•	provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.

Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.

If we internalize our management functions, we could incur significant costs associated with being self-managed and may not be able to retain or replace key personnel; and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our advisor, our property manager and their respective affiliates by acquiring assets and personnel from our advisor, our property manager or their affiliates. In the event we were to acquire our advisor or our property manager, we cannot be sure of the terms relating to any such acquisition.

(Back to Index)

If we internalize, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor and to our property manager under their respective agreements; however, our direct expenses would increase due to the inclusion of general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor, our property manager or their affiliates. We cannot reasonably estimate the amount of fees to our advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our property manager and their affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities, potentially decreasing the amount of funds available for distribution.

Additionally, if we internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Also, there can be no assurances that we will be successful in retaining key personnel at our advisor or property manager in the event of an internalization transaction. In addition, we could have difficulty integrating the functions currently performed by our advisor, our property manager and their affiliates. Currently, the officers and employees of our advisor, our property manager, and their affiliates perform asset management, property management, and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and/or experiencing deficiencies in our disclosures controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our properties and overseeing other real estate-related assets.

In addition, in recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

Our charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. The exclusive forum provision of our charter does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts.

Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

The properties we have acquired and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

(Back to Index)

•	competition;

•	adverse local conditions, such as oversupply or reduction in demand and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in governmental regulations, including those involving tax, real estate usage, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on your investment.

Residents of apartment properties who have experienced personal financial problems or a downturn in their business may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.

Residents or tenants who have experienced a downturn in their residential or business leases and residents or tenants who have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, may result in their failure to make timely rental payments or their default under their leases. In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.

The bankruptcy or insolvency of any resident or tenant also may adversely affect the income produced by our properties. If any resident or tenant becomes a debtor in a case under the U.S. Bankruptcy Code, our actions may be restricted by the bankruptcy court and our financial condition and results of operations could be adversely affected.

The operating costs of our properties will not necessarily decrease if our income decreases.

Certain expenses associated with ownership and operation of a property may be intentionally increased to enhance the short- and long-term success of the property in the form of capital gain and current income, such as:

•	increased staffing levels;

•	enhanced technology applications; and

•	increased marketing efforts.

Certain expenses associated with the ownership and operation of a property are not necessarily reduced by events that adversely affect the income from the property, such as:

•	real estate taxes;

•	insurance costs; and

•	maintenance costs.

For example, if the leased property loses tenants or rents are reduced, then those costs described in the preceding sentence are not necessarily reduced. As a result, our cost of owning and operating leased properties may, in the future, exceed the income the property generates even though the property’s income exceeded its costs at the time it was acquired. This would decrease the amount of cash available to us to distribute to you and could negatively affect your return on investment.

(Back to Index)

We will compete with third parties in managing and selling properties and other investments, which could reduce our profitability and the return on your investment.

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We will compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to manage and sell real estate and real estate-related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

Competition with these entities may result in the following:

•	decreased availability of financing to us; or

•	reductions in the size or desirability of the potential tenant base for one or more properties that we lease.

If such events occur, you may experience a lower return on your investment.

Properties that have significant vacancies may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. Further, our investments in underperforming apartment properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues resulting in less cash available for distributions. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce your return on investment.

Because we rely on Resource Apartment Manager III, its affiliates and third parties to manage the day-to-day affairs of our properties, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should Resource Apartment Manager III, its affiliates or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

If we are unable to sell a property for the price, on the terms, or within the time frame we desire, it could limit our ability to pay cash distributions to you.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to you and could reduce the value of your investment.

(Back to Index)

Government entities, community associations and contractors may cause unforeseen delays and increase costs to redevelop and reposition underperforming properties that we have acquired, which may reduce our net income and cash available for distributions to you.

We may seek to or be required to incur substantial capital obligations to redevelop or reposition existing properties that we acquired at a discount as a result of neglect of the previous owners or tenants of the properties and to sell the properties. Our advisor and its key real estate professionals have done their best to acquire properties that do not require excessive redevelopment or modifications and that do not contain hidden defects or problems. There could, however, be unknown and excessive costs, expenses and delays associated with a property’s redevelopment, repositioning or interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with rezoning for redevelopment and other concerns of governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be Resource Apartment Manager III or its affiliates, if new capital improvements are required.

If we are unable to increase rental rates or sell the redeveloped property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of the redevelopment or repositioning the property, the return on your investment may suffer. To the extent we have acquired properties in major metropolitan areas where the local government has imposed rent controls, we may be prohibited from increasing the rental rates to a level sufficient to cover the particular property’s redevelopment costs and expenses.

Costs of responding to both known and previously undetected environmental contamination and hazardous conditions may decrease our cash flows and limit our ability to make distributions.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

Environmental laws also may impose liens on a property or restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

Properties acquired by us may have toxic mold that could result in substantial liabilities to us.

Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we

(Back to Index)

may acquire properties that contain toxic mold and such properties may negatively affect our performance and your return on investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on your investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, wildfires, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act, the Fair Housing Act and other tax credit programs may adversely affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We cannot assure you that we have acquired properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with such laws. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

The multifamily rental properties we have acquired must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as multifamily rental properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

We also must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily rental properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily rental properties for compliance with the requirements of the FHAA and the Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily rental properties to ensure compliance with these requirements. Noncompliance with the FHAA and the Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Certain of our properties may be subject to the low income housing tax credits, historic preservation tax credits or other similar tax credit rules at the federal, state or municipal level. The application of these tax credit rules is extremely complicated and noncompliance with these rules may have adverse consequences for us. Noncompliance with applicable tax regulations may result in the loss of future or other tax credits and the fractional recapture of these tax credits already taken. Accordingly, noncompliance with these tax credit rules and related restrictions may adversely affect our ability to distribute any cash to our investors.

(Back to Index)

Our properties may be dispersed geographically and across various markets and sectors.

We operate properties in different locations throughout the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of your investment.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.

As of December 31, 2019, our real estate investments in Florida, Georgia, and Virginia, represented 28%, 22%, and 20%, respectively, of the carrying value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and its ability to make distributions to stockholders.

Newly constructed and existing multifamily rental properties or other properties that compete with any properties we own in any particular location could adversely affect the operating results of our properties and our cash available for distribution.

We own properties in locations that could experience increases in construction of multifamily rental or other properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find residents to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; or

•	substantially reduce our revenues and cash available for distribution.

Our efforts to upgrade multifamily rental properties to increase occupancy and raise rental rates through redevelopment and repositioning may fail, which may reduce our net income and the cash available for distributions to you.

The success of our ability to upgrade any multifamily rental properties that we have acquired and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to support a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions.

Renovation risks could affect our profitability.

A component of our strategy is to renovate multifamily communities in order to effect long-term growth. Our renovation activities generally entail certain risks, including the following:

•

funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary governmental approvals;

•	construction costs of a renovation project may exceed original estimates, possibly making the project economically unfeasible or the economic return on a renovated property less than anticipated;

•	increased material and labor costs, problems with subcontractors, or other costs due to errors and omissions which occur in the renovation process;

•	projects may be delayed due to required governmental approvals, adverse weather conditions, labor shortages or other unforeseen complications;

•	occupancy rates and rents at a renovated property may be less than anticipated; and

•	the operating expenses at a renovated property may be higher than anticipated.

These risks may reduce the funds available for distribution to our stockholders. Further, the renovation of properties is also subject to the general risks associated with real estate investments.

(Back to Index)

A concentration of our investments in any one property sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

A majority of our investments are in the multifamily sector. Vacancy rates in multifamily rental properties and other commercial real estate properties may be related to jobless rates. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in any one property sector, then the potential effects on our revenues, and as a result, on cash available for distribution, resulting from increased jobless rates as well as a general downturn or slowdown in such property sector could be more pronounced than if we had more fully diversified our investments.

Increased competition and the increased affordability of single-family and multifamily homes and condominiums for sale or rent could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily rental property that we have acquired will most likely compete with numerous housing alternatives in attracting residents, including single-family and multifamily homes and condominiums. Due to the current economic conditions, competitive housing in a particular area and the increasing affordability of single-family and multifamily homes and condominiums to buy caused by relatively low mortgage interest rates and generous federal and state government programs to promote home ownership could adversely affect our ability to fully occupy any multifamily rental properties we may acquire. Further, single-family homes and condominiums available for rent could also adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Short-term multifamily leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term or earlier in certain situations, such as when a resident loses his/her job, without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Risks Associated with Debt Financing

We have incurred mortgage indebtedness and may incur additional borrowings in the future, which increases our risk of loss due to foreclosure.

We have obtained long-term financing that is secured by our properties. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.

If there is a shortfall between the cash flow from a mortgaged property and the cash flow needed to service the mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and you could lose all or part of your investment.

High mortgage interest rates may make it difficult for us to refinance properties, which could reduce our net income and the amount of cash distributions we can make.

(Back to Index)

If mortgage debt is unavailable at reasonable interest rates, we run the risk of being unable to refinance mortgage debt on the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long term through a variety of means, including credit facilities, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We have utilized and expect to continue to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency (the “FHFA”). Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. In 2019, the FHFA for the first time released formal objectives calling for the return of Fannie Mae and Freddie Mac to the private sector. It was also announced during the year that Fannie Mae and Freddie Mac will be permitted to retain a combined $45 billion worth of earnings (Fannie Mae will be allowed to retain $25 billion and Freddie Mac $20 billion). This is a modification of the so-called “net worth sweep” provision that has required Fannie Mae and Freddie Mac to deliver nearly all of their profits to the Treasury; the result being that each organization will have the opportunity to build its net worth.  A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our operations. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) hinder our ability to refinance our existing loans; (ii) require us to obtain other sources of debt capital with potentially different terms; and (iii) make it more difficult for potential buyers of our properties to obtain financing.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Resource REIT Advisor as our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates and changes to the London Interbank Offered Rate (“LIBOR”) settling process and potential phasing out of LIBOR after 2021 could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of December 31, 2019, we had total outstanding debt of approximately $147.1 million, including approximately $54.0 million of debt subject to variable interest rates, and may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest

(Back to Index)

rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.

As of December 31, 2019, we have approximately $54.0 million of debt and two interest rate caps with an aggregate notional value of $54.1 million that were indexed to LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.

We have operated and expect to continue to operate in a manner such that will allow us to continue to qualify as a REIT for federal income tax purposes. We have elected to be taxed as a REIT effective with our taxable year ended December 31, 2017. The federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws

(Back to Index)

governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will generally be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

Our investments in debt instruments may cause us to recognize taxable income for which cash has not been received.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

As a result of these factors, there is a risk that we may recognize taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this taxable income for which cash has not been received is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4%

(Back to Index)

nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may be deemed to be, or we may make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions or other financing arrangements.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual interests in any real estate mortgage investment conduits (“REMICs”), we acquire (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of you to increased taxation.

We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the

(Back to Index)

borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•

be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•

be taxable (at the highest corporate tax rate) to us, rather than to you, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business where such sales do not qualify for a safe harbor under the Internal Revenue Code. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for taxable years before 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

(Back to Index)

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income or asset tests discussed in “Federal Income Tax Considerations—Taxation of Resource Apartment REIT III, Inc.”

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks, including gain from disposition of certain hedging transactions, will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) risks associated with the extinguishment of certain indebtedness or the disposition of certain property related to prior hedging transactions described in (i) or (ii) above and each such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which you might receive a premium for your shares.

In order for us to qualify as a REIT for each taxable year after 2017, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and certain other entities including private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to comply with the 20% (or 25%, as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income

(Back to Index)

inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

Legislative or regulatory tax changes could adversely affect us or stockholders.

At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.

Prospective stockholders are urged to consult with their tax advisors with respect to any regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (currently subject to a maximum rate of 37% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our stock annually. We can make no claim whether such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages

(Back to Index)

or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2019, we owned seven multifamily properties. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties:

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1) (in thousands)	Year of Construction	Number of Units	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective Monthly Revenue per Unit(3)	Mortgage Debt Secured by Property (in thousands)
Payne Place	Alexandria, VA	8/19/2016	$2,500	1950	11	605	81.8%	$2,035	$1,625
Bay Club	Jacksonville, FL	7/31/2017	28,300	1990	220	1,016	95.0%	1,185	21,520
Tramore Village	Austell, GA	3/22/2018	44,350	1999	324	1,077	92.3%	1,117	32,625
Matthews Reserve	Matthews, NC	8/29/2018	33,800	1998	212	942	89.6%	1,177	23,850
The Park at Kensington	Riverview, FL	9/14/2018	28,700	1990	204	1,007	93.1%	1,116	21,760
Wimbledon Oaks	Arlington, TX	2/12/2019	25,850	1986	248	766	89.9%	1,051	18,410
Summit	Alexandria, VA	6/24/2019	36,375	1976	141	1,164	91.5%	2,053	27,580
					1,360
(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.
(2)	Physical occupancy rate is defined as the units occupied at December 31, 2019 divided by the total number of residential units.
(3)

Effective monthly rental revenue per unit has been calculated based on the leases in effect at December 31, 2019, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

Stockholder Information

At March 16, 2020, 12,132,370 shares of our common stock were outstanding, of which 15,378 were held by the Advisor and 227,822 were held by RAI. At March 16, 2020, there were 103 holders of Class A shares, 291 holders of Class T shares, and 2,487 holders of Class I shares.

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.

Estimated Value Per Share

On March 19, 2020, our board of directors approved an estimated value per share of our common stock of $9.01 based on the estimated market value of our portfolio of investments as of December 31, 2019. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock. We are providing this estimated value per share to assist broker-dealers that participate in this offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2019. Duff & Phelps held discussions with senior management of the advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in seven multifamily properties. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K, before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2019. The Duff & Phelps valuation report ("Valuation Report") summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.18 to $9.93, with an approximate midpoint value of $9.01 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the advisor, the conflicts committee recommended to our board of directors that it adopt $9.01 as the estimated value per share of common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.01 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

32
(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2019 net asset value (in thousands, except per share amounts):

	December 31, 2019 Net Asset Value	December 31, 2019 Net Asset Value per Share
Investments	$229,700	$19.03
Cash	28,430	2.36
Other Assets	2,449	0.20
Mortgage Notes Payable	(147,540)	(12.22)
Other Liabilities	(4,299)	(0.36)
Net asset value	$108,740	$9.01

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2019, as well as the calculation of our prior estimated net asset value per share as of December 31, 2018:

	December 31, 2019 Net Asset Value per Share	December 31, 2018 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments	$19.03	$16.32	$2.71
Cash	2.36	3.55	(1.19)
Other Assets	0.20	0.37	(0.17)
Mortgage Notes Payable	(12.22)	(10.89)	(1.33)
Other Liabilities	(0.36)	(0.23)	(0.13)
	$9.01	$9.12	$(0.11)

(1)

For information relating to the December 31, 2018 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Annual Report on Form 10-K filed on March 22, 2019.

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

33
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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2019, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (“NOI”) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for one of our properties that has finished renovations and stabilized their operations. Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for six of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2019.

The following summarizes the range of overall capitalization rates used to arrive at the estimated market value of our one stabilized property:

	Value	Weighted Average Basis
Overall Capitalization Rate	4.75%	4.75%

34
(Back to Index)

(Back to Index)

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of our six unstabilized properties that are currently undergoing renovations:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	5.00% to 5.50%	5.18%
Discount Rate	6.00% to 7.50%	6.51%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, our estimated value per share. As of December 31, 2019, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $229.7 million compared to a total of purchase price and capital expenditures, through December 31, 2019, of $207.7 million.

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Terminal Capitalization Rate	$8.18	$9.93	$8.15	$9.95
Discount Rate	$8.93	$9.08	$8.90	$9.12

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by us, which are disclosed in this Annual Report on Form 10-K.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participate in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2020 customer account statements that will be mailed in April 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

35
(Back to Index)

(Back to Index)

•	another independent third-party appraiser or third-party valuation firm would agree with the estimated value per share; or
•	the methodology used to calculate the estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019 including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of the shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$9.05	March 31, 2018	Form 8-K filed June 27, 2018
$9.12	December 31, 2018	Form 10-K filed March 22, 2019

Purchase Price for Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 31, 2020, participants will acquire shares of our common stock under the plan at a price equal to $9.01 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must receive notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the distribution reinvestment plan, if a participant wishes to terminate participation in the distribution reinvestment plan for the March 2020 purchase date, participants must notify the Company of such decision and we must receive the notice by the close of business on March 26, 2020, which is four business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Apartment REIT III, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Redemption Price for Share Repurchase Program

Unless the shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will now be as follows:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.33
2 years	$8.56
3 years	$8.78
4 years	$9.01

36
(Back to Index)

(Back to Index)

For a stockholder’s shares to be eligible for redemption in June 2020 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us by May 31, 2020.

The complete share redemption program plan document is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 24, 2018 and is available at the SEC’s website at http://www.sec.gov.

Unregistered Sales of Equity Securities

All securities sold by us during the year ended December 31, 2019 were sold in an offering registered under the Securities Act of 1933.

Use of Proceeds

On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our DRIP, was declared effective under the Securities Act of 1933. We retained our Dealer Manager as the dealer manager for our offering.

Through July 2, 2017, we offered shares of Class A and Class T common stock.  As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock. The primary portion of our initial public offering closed on October 31, 2019, having raised aggregate primary offering proceeds of $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock. We continue to offer shares of our Class A, Class T and Class I shares pursuant to our DRIP.

On June 27, 2018 and March 21, 2019, our board of directors determined a net asset value (“NAV”) per share of our common stock of $9.05 and $9.12, respectively, based on the estimated market value of our portfolio of investments as of March 31, 2018 and December 31, 2018, respectively.  Based on this estimated NAV per share, our board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of our initial public offering by adding certain offering costs to the estimated NAV per share.  Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent NAV per share.

On March 19, 2020, our board of directors determined a NAV per share of $9.01, based on the estimated market value of our portfolio of investments as of December 31, 2019.  As a result, we are continuing to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to $9.01 per share.

The prices per share for each class of shares of our common stock through December 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through December 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

(1)	Shares of common stock pursuant to our DRIP are sold at our most estimated NAV per share.

From the commencement of our initial public offering through December 31, 2019, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimbursed our Advisor and Dealer Manager for certain organizational and offering costs.

37
(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$2,559,941
Dealer manager fees	3,268,993
Distribution and shareholder service fee (1)	1,343,740
Other organization and offering costs	4,456,847
Total expenses	$11,629,521

(1)

Outstanding Class T and R shares issued in our primary offering were generally subject to a 1% annual distribution and shareholder servicing fee from the date on which each share is issued. Such fees were not paid from offering proceeds and did not reduce the amount of net offering proceeds to us. Our Dealer Manager generally reallowed all distribution and shareholder servicing fees to participating broker-dealers. Effective November 1, 2019, upon termination of our primary initial public offering, payment of the distribution and shareholder servicing fee ceased as we had reached certain underwriting compensation limits.

From the commencement of our initial public offering through December 31, 2019, the net offering proceeds to us, after deducting the total expenses incurred as described above, excluding the distribution and shareholder servicing fee as they do not reduce the net offering proceeds to us, were $101.1 million. At December 31, 2019, we have used the net proceeds from our initial public offering and debt financing to acquire $199.9 million in real estate investments. Of the amount used for the purchase of these investments, $4.4 million was paid to our Advisor as acquisition fees and $239,000 was paid to other affiliates for acquisition expense reimbursements.

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

38
(Back to Index)

(Back to Index)

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of June 29, 2018 and were effective through March 21, 2019:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.37
2 years	$8.60
3 years	$8.82
4 years	$9.05

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of March 21, 2019 and were effective through December 31, 2019:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

During the three months ended December 31, 2019, we redeemed shares of our Class I common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	—	—	—	(3)
November 2019	—	—	—	(3)
December 2019	10,999	$8.85	10,999	(3)
	10,999
(1)

All redemptions of equity securities in the three months ended December 31, 2019 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended December 31, 2019

(2)	The share redemption program commenced on November 2, 2015 and was subsequently amended on July 5, 2017 and July 24, 2018.
(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described above.

All redemption requests tendered were honored for the year ended December 31, 2019.

Distribution Information

During the year ended December 31, 2019, we declared and paid aggregate distributions, which were paid from operating activities and offering proceeds, as follows (in thousands):

	Class A	Class T	Class R	Class I	Total
Distributions declared	$340	$510	$2,809	$2,114	$5,773

Distributions reinvested in shares of common stock paid	$101	$305	$2,060	$300	$2,766
Cash distributions paid	236	200	1,541	480	2,457
Total distributions paid	$337	$505	$3,601	$780	$5,223

39
(Back to Index)

(Back to Index)

During the year ended December 31, 2018, we declared and paid aggregate distributions, which were paid from operating activities and offering proceeds, as follows (in thousands):

	Class A	Class T	Class R	Class I	Total
Distributions declared	$334	$477	$2,458	$120	$3,389

Distributions reinvested in shares of common stock paid	$119	$297	$1,108	$4	$1,528
Cash distributions paid	214	179	810	74	1,277
Total distributions paid	$333	$476	$1,918	$78	$2,805

On December 11, 2019, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from December 31, 2019 through March 30, 2020, which distributions were paid or will be paid on January 31, 2020, February 28, 2020 and March 31, 2020, respectively. Distributions for these periods were or will be calculated based on stockholders of record each day during these periods at a rate of $0.001469178 per share per day.

Distributions declared, distributions paid and cash flows provided by/used in operating activities were as follows for the year ended December 31, 2019 (in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Operating Activities	Offering Proceeds
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by/ (Used in) Operating Activities	Total	Per Share(1)	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$493	$577	$1,070	$(255)	$1,257	$0.134	- / -	$1,070 / 100%
Second quarter	596	666	1,262	(165)	1,353	$0.135	- / -	$1,262 / 100%
Third quarter	633	697	1,330	1,105	1,377	$0.135	$1,105 / 83%	$225 / 17%
Fourth quarter	735	826	1,561	(2,019)	1,786	$0.134	- / -	$1,561 / 100%
Total	$2,457	$2,766	$5,223	$(1,334)	$5,773

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee through October 31, 2019.

Cash distributions paid since inception were as follows (in thousands):

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4	$11	$15
Seven months ended July 31, 2017	$0.000547945 per day	41	48	89
Five months ended December 31, 2017	$0.001434521 per day	248	228	476
Six months ended June 30, 2018	$0.001434521 per day	606	496	1,102
Six months ended December 31, 2018	$0.001458630 per day	923	781	1,704
Three months ended March 31, 2019	$0.001458630 per day	577	493	1,070
Nine months ended December 31, 2019	$0.001469178 per day	2,189	1,964	4,153
		$4,588	$4,021	$8,609

(1)	Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee through October 31, 2019.

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

40
(Back to Index)

(Back to Index)

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

Our net loss attributable to common stockholders for the year ended December 31, 2019 was $10.7 million and net cash used in operating activities was $1.3 million. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from operating activities and proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our Board of Directors intends to evaluate the current distribution rate and may decrease or suspend the amount of ongoing distributions. We will make distributions with respect to our shares of common stock in the sole discretion of our Board of Directors. No distributions will be made with respect to shares of our convertible stock.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

41
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

Overview

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. At December 31, 2019, we owned seven multifamily properties. As such, we had limited operating results during the years ended December 31, 2019 and 2018.

Results of Operations

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio or the U.S. apartment community industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth the results of our operations (in thousands):

	Years Ended December 31,
	2019	2018
Revenues:
Rental income	$17,691	$8,176
Total revenues	17,691	8,176

Expenses:
Rental operating - expenses	3,562	1,668
Rental operating - payroll	1,768	853
Rental operating - real estate taxes	2,390	1,012
Subtotal - rental operating	7,720	3,533
Property management fees	5	9
Management fees - related parties	2,764	1,290
General and administrative	2,172	2,322
Loss on disposal of assets	485	109
Depreciation and amortization expense	9,618	5,240
Total expenses	22,764	12,503
Loss before other income (expense)	(5,073)	(4,327)

Other income (expense):
Interest income	253	159
Interest expense	(5,887)	(2,684)
Net loss	$(10,707)	$(6,852)

42
(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: property activity and company level activity for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Property activity	Company level activity	Total	Property activity	Company level activity	Total
Revenues:
Rental income	$17,691	$—	$17,691	$8,176	$—	$8,176
Total revenues	17,691	—	17,691	8,176	—	8,176

Expenses:
Rental operating - expenses	3,562	—	3,562	1,668	—	1,668
Rental operating - payroll	1,768	—	1,768	847	6	853
Rental operating - real estate taxes	2,390	—	2,390	1,012	—	1,012
Subtotal- rental operating	7,720	—	7,720	3,527	6	3,533
Property management fees	5	—	5	9	—	9
Management fees - related parties	782	1,982	2,764	355	935	1,290
General and administrative	491	1,681	2,172	337	1,985	2,322
Loss on disposal of assets	485	—	485	109	—	109
Depreciation and amortization expense	9,618	—	9,618	5,240	—	5,240
Total expenses	19,101	3,663	22,764	9,577	2,926	12,503
Loss before other income (expense)	(1,410)	(3,663)	(5,073)	(1,401)	(2,926)	(4,327)

Other income (expense):
Interest income	19	234	253	—	159	159
Interest expense	(5,887)	—	(5,887)	(2,684)	—	(2,684)
Net loss	$(7,278)	$(3,429)	$(10,707)	$(4,085)	$(2,767)	$(6,852)

Total revenues

Total revenues for the year ended December 31, 2019 increased by $9.5 million as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period as compared to only two of the five properties owned at December 31, 2018 being owned for the entire period.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes expense for the year ended December 31, 2019 increased by $4.2 million as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period as compared to only two of the five properties owned at December 31, 2018 being owned for the entire period.

Management fees - related parties

Management fees - related parties expense for the year ended December 31, 2019 increased by $1.5 million as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period as compared to only two of the five properties owned at December 31, 2018 being owned for the entire period.

General and administrative

Property level general and administrative expense for the year ended December 31, 2019 increased by approximately $154,000  as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period as compared to two of the five properties owned at December 31, 2018 being owned for the entire period. Company level general and administrative expense for the year ended December 31, 2019 decreased by approximately $304,000 as compared to the year ended December 31, 2018 due to a decrease in allocated expenses effective July 1, 2019.

43
(Back to Index)

(Back to Index)

Loss on disposal of assets

Loss on disposal of assets for the year ended December 31, 2019 increased by approximately $375,000 as compared to the year ended December 31, 2018 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2019 increased by $4.4 million as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period as compared to only two of the five properties owned at December 31, 2018 being owned for the entire period.

Interest expense

Interest expense for the year ended December 31, 2019 increased by $3.2 million as compared to the year ended December 31, 2018 due to five of the seven properties owned at December 31, 2019 being owned for the entire period, as compared to only two of the five properties owned at December 31, 2018 being owned for the entire period.

Liquidity and Capital Resources

On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering a public offering of up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") was declared effective under the Securities Act of 1933, as amended (the “Securities Act”).

Through July 2, 2017, we offered shares of Class A and Class T common stock.  As of July 3, 2017, we ceased offering shares of Class A and Class T common stock in our primary offering and commenced offering shares of Class R and Class I common stock.

The primary portion of our initial public offering closed on October 31, 2019, having raised aggregate primary offering proceeds of $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock. We are continuing to offer Class A, Class T, and Class I shares pursuant to the DRIP.

We anticipate deriving the capital required to conduct our operations from the proceeds of our DRIP offering, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has advanced funds to us for certain organization and offering costs. At December 31, 2019, we have purchased seven properties using both offering proceeds and debt financing.

Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we have made fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we have acquired. Further, we will have certain fixed operating expenses, including certain expenses as a publicly registered REIT. Our fixed operating expenses as a percentage of gross income will, reduce our net income and could limit our ability to make distributions.

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

44
(Back to Index)

(Back to Index)

Capital Expenditures

We deployed a total of $4.9 million during the year ended December 31, 2019 for capital expenditures as follows (in thousands):

Multifamily Community	Capital Deployed during the year ended December 31, 2019	Remaining capital budgeted
Payne Place	$—	$31
Bay Club	504	449
Tramore Village	1,339	1,263
Matthews Reserve	1,204	1,533
The Park at Kensington	811	1,359
Wimbledon Oaks	970	847
Summit	62	2,665
	$4,890

Gross Offering Proceeds

At December 31, 2019, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	31,538	294	81,995	745	356,453	3,244	33,566	306
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	645,605	6,095	1,147,486	10,688	9,712,521	93,161	657,891	6,066
Shares redeemed and retired	(16,914)		(32,028)		(32,122)		(10,999)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at December 31, 2019	628,691		1,115,458		—		10,327,291

(1)	Includes 222,222 of Class A shares issued to RAI.
(2)	On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,525	$(28)	$1,497	$1,560	$(30)	$1,530
Bay Club	21,398	(208)	21,190	21,520	(256)	21,264
Tramore Village	32,625	(304)	32,321	32,625	(364)	32,261
Matthews Reserve	23,850	(267)	23,583	23,850	(315)	23,535
The Park at Kensington	21,760	(260)	21,500	21,760	(305)	21,455
Wimbledon Oaks	18,410	(235)	18,175	—	—	—
Summit	27,580	(343)	27,237	—	—	—
Total	$147,148	$(1,645)	$145,503	$101,315	$(1,270)	$100,045

45
(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2019 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	7	2
Bay Club	8/1/2024	3.63%	(2)(7)	98	47
Tramore Village	4/1/2025	3.56%	(3)(6)	98	56
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90	20
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80	37
Wimbledon Oaks	3/1/2026	4.33%	(4)(6)	68	64
Summit	7/1/2026	3.84%	(4)(6)	90	43

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 1.76% (at December 31, 2019) plus 1.87%, with a maximum interest rate of 5.75%.
(3)	Variable rate based on one-month LIBOR of 1.76% (at December 31, 2019) plus 1.80%, with a maximum interest rate of 6.25%.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.
(7)	Effective September 1, 2019, monthly payment of principal and interest required.

On December 15, 2016, we, through a wholly owned subsidiary, entered into a 30-year secured mortgage loan with JPMorgan Chase Bank, N.A., an unaffiliated lender, for borrowings of $1.6 million secured by Payne Place (the "Payne Place Mortgage Loan"). The Payne Place Mortgage Loan matures on January 1, 2047. The Payne Place Mortgage Loan bears interest at an initial fixed rate of 3.11% until January 1, 2020. Beginning January 1, 2020, the loan will bear interest at a rate of LIBOR plus 2.25%. Monthly payments include repayments of principal and interest. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Payne Place Mortgage Loan in full at any time or in part from time to time: (1) during the first year of the loan upon payment of a prepayment premium equal to 3% of the amount prepaid; (2) during the second year of the loan upon payment of a prepayment premium equal to 2% of the amount prepaid; (3) during the third year of the loan upon payment of a prepayment premium equal to 1% of the amount prepaid; and (3) after the third year of the loan with no prepayment premium. The Payne Place Mortgage Loan is guaranteed by us.

On July 31, 2017, we, through a wholly owned subsidiary, entered into a seven year, $21.5 million secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, secured by Bay Club (the "Bay Club Mortgage Loan"). The Bay Club Mortgage Loan matures on August 1, 2024. The Bay Club Mortgage Loan bears interest at a rate of LIBOR plus 1.87%, with a maximum interest rate of 5.75%.  Monthly payments are interest only for the first 24 months. Beginning August 1, 2019, we pay both principal and interest based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. We may prepay the Bay Club Mortgage Loan in full at any time: (1) after July 31, 2019 and until April 30, 2024 upon payment of a prepayment premium equal to 1% of the principal amount prepaid; and (2) after April 30, 2024 with no prepayment premium. The non-recourse carveouts under the loan documents for the Bay Club Mortgage Loan are guaranteed by us.

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

On August 29, 2018, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of $23.9 million secured by Matthews Reserve (the “Matthews Mortgage Loan”). The Matthews Mortgage Loan matures on September 1, 2025. The Matthews Mortgage Loan bears interest at a fixed rate of 4.47%. Monthly payments are interest only for the first 36 months. Beginning on October 1, 2021, we will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any

46
(Back to Index)

(Back to Index)

scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the yield maintenance prepayment formula for any prepayment made prior to September 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) September 1, 2023 through May 31, 2025. No prepayment premium is required after June 1, 2025. The non-recourse carveouts under the loan documents for the Matthews Mortgage Loan are guaranteed by us.

On September 14, 2018, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of $21.8 million secured by The Park at Kensington (the “Kensington Mortgage Loan”). The Kensington Mortgage Loan matures on October 1, 2025. The Kensington Mortgage Loan bears interest at a rate of 4.36%. Monthly payments are interest only for the first 36 months. Beginning on November 1, 2021, we will pay both principal and interest based on 30-year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. After any lockout period (if any), prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to October 1, 2023. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) October 1, 2023 through June 30, 2025. No prepayment premium is required after July 1, 2025. The non-recourse carveouts under the loan documents for the Kensington Mortgage Loan are guaranteed by us.

On February 12, 2019, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with M&T Realty Capital Corporation, an unaffiliated lender, for borrowings of $18.4 million secured by Wimbledon Oaks (the “Wimbledon Oaks Mortgage Loan”). The Wimbledon Oaks Mortgage Loan matures on March 1, 2026 and bears interest at a fixed rate of 4.33%. Monthly payments are interest only for the first 36 months. Beginning on April 1, 2022, we will pay both principal and interest on the Wimbledon Oaks Mortgage Loan based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. Prepayment in full is permitted on any scheduled payment date, provided a prepayment premium is paid. The prepayment premium will be based on the greater of (i) the yield maintenance prepayment formula and (ii) 1% of the amount of the principal being repaid, for any prepayment made prior to March 1, 2024. The prepayment premium will be 1% of the amount of principal being repaid for any prepayment made from (and including) March 1, 2024 through October 31, 2025. No prepayment premium is required after November 1, 2025. The non-recourse carveouts under the loan documents for the Wimbledon Oaks Mortgage Loan are guaranteed by us.

On June 24, 2019, we, through a wholly owned subsidiary, entered into a seven-year secured mortgage loan with CBRE Capital Markets, Inc., an unaffiliated lender, for borrowings of $27.6 million secured by Summit (the “Summit Mortgage Loan”). The Summit Mortgage Loan matures on July 1, 2026 and bears interest at a fixed rate of 3.84%. Monthly payments are interest only for the first 36 months. Beginning on August 1, 2022, we will pay both principal and interest on the Summit Mortgage Loan based on 30 year amortization. Any remaining principal balance and all accrued and unpaid interest and fees will be due at maturity. Prepayment is permitted, provided a prepayment premium is paid.  The prepayment premium is based on the greater of (i) 1% of the principal being repaid and (ii) the amount of principal being prepaid or accelerated, multiplied by the excess (if any) of the monthly note rate over the assumed reinvestment rate, multiplied by the present value factor. If the loan is securitized, the loan is locked to prepayment and defeasance for 24 months. After such 24-month lockout period, the loan can be defeased using treasury notes or other acceptable securities (including Freddie Mac referenced notes), provided that prepayment will be open at 1% during the last two years. If the loan is not securitized prior to the 12th installment due date or is never securitized, the prepayment premium will be yield maintenance through the end of the yield maintenance period (two years prior to maturity) followed by a 1% prepayment penalty during the immediate three months following the end of the yield maintenance period. No prepayment premium is required after April 1, 2026. The non-recourse carveouts under the loan documents for the Summit Mortgage Loan are guaranteed by us.

47
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

We have financed the acquisition costs of real estate investments by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. The properties acquired serve as collateral for the debt we incurred and are nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets serve as collateral for this type of debt incurred to acquire real estate investments.

Organization and Offering Costs

We incurred organization and offering costs in pursuit of our capital raise. Our organization and offering costs (other than selling commissions, dealer manager fees, and distribution and shareholder servicing fees) were initially paid by the Advisor on our behalf. Organization costs included all expenses that we incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.

Pursuant to the Advisory Agreement, we were obligated to reimburse the Advisor for organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 4% of gross offering proceeds as of the termination of this offering as we raised less than $500.0 million in the primary offering. These organization and offering expenses included all actual expenses (other than selling commissions, the dealer manager fee and the distribution and shareholder servicing fee), including reimbursements to our advisor for the portion of named executive officer salaries allocable to activities related to this offering, to be incurred on our behalf and paid by us in connection with the offering.

Our advisory agreement provides that we were not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the advisory agreement provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 would be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. These payments began on November 1, 2019.

As of December 31, 2019, we have incurred approximately $9.2 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. Initially, we had paid approximately $249,000 of these costs directly and our Advisor advanced $9.0 million on our behalf.

Of this total, we have charged approximately $4.4 million to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering and is the maximum liability for organization and offering costs, based on the 4.0% limit described above. Due to the maximum liability of $4.4 million, we are responsible for the $249,000 initially paid by us and $4.2 million of the advance from our Advisor. An adjustment was made during the year ended December 31, 2019, to relieve us from the remaining $4.8 million liability due to our Advisor.  As of December 31, 2019, we have reimbursed approximately $1.1 million to our Advisor.

Organization costs, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate, were expensed as incurred.

Outstanding Class T shares issued in our primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. Effective November 1, 2019, in connection with the termination of our initial public primary offering, we ceased accruing the distribution and shareholder servicing fee on each Class T share in accordance with the terms of the Class T share.

Outstanding Class R shares issued in our primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018).  Effective November 1, 2019, following the termination of our initial public primary offering, each of our Class R shares of common

48
(Back to Index)

(Back to Index)

stock automatically converted into a Class I share of common stock pursuant to the terms of the Articles Supplementary for the Class R shares and we ceased accruing the distribution and shareholder servicing fee with respect to Class R shares as we no longer had any Class R shares outstanding.

We recorded the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares were issued. The liability was relieved over time, as the fees were paid to the Dealer Manager, or as the fees were adjusted (if the fees were no longer payable as described above).

Asset Management Costs

We expect to use our capital resources to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.

Operating Expenses

At the end of each fiscal quarter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of our Board has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended December 31, 2019 were in compliance with the charter-imposed limitation.

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

49
(Back to Index)

(Back to Index)

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

Neither FFO nor MFFO should be considered as an alternative to net income attributable to common stockholders, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including

50
(Back to Index)

(Back to Index)

our ability to fund distributions. Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands):

	Years ended December 31,
	2019	2018
Net loss attributable to common stockholders - GAAP	$(10,707)	$(6,852)
Depreciation expense	7,555	3,317
FFO attributable to common stockholders	(3,152)	(3,535)
Adjustments for straight-line rents	46	8
Amortization of intangible lease assets	2,063	1,923
MFFO attributable to common stockholders	$(1,043)	$(1,604)

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, we believe acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if we determine that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, we will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If we determine that the acquired asset is not a business, we will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

Upon the acquisition of real properties, we allocate the purchase price to tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

51
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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" and amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases" in July 2018, which is intended to improve

52
(Back to Index)

(Back to Index)

financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, we adopted ASU No. 2016-02 and the adoption did not have a material effect on our consolidated financial statements and disclosures. Our operating leases, in which we are the lessor, continue to be accounted for on our balance sheet with the underlying leased asset recognized as real estate.  We have chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which we are the lessee, consisting of office equipment leases, we recognized a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $9,304 at January 1, 2019. We elected the package of practical expedients permitted within the new standard, which among other things, allows us to carry forward the historical lease classification. Also allowable under the new standard, is the option to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods, which we have elected. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, we applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  On January 1, 2019, we adopted ASU No. 2018-11 and the adoption did not have a material effect on our consolidated financial statements and disclosures.  We applied the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, we utilized the optional method for adopting the new leasing guidance and did not restate comparative periods.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. On January 1, 2019, we adopted ASU No. 2017-12 and the adoption did not have a material effect on our consolidated financial statements and disclosures.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. On January 1, 2019, we adopted ASU No. 2018-16 and the adoption did not have a material effect on our consolidated financial statements and disclosures.

In June 2018, FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. On January 1, 2019, we adopted ASU No. 2018-07 and the adoption did not have a material effect on our consolidated financial statements and disclosures.

In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. On January 1, 2019, we adopted ASU No. 2018-09 and the adoption did not have a material effect our consolidated financial statements and disclosures.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for us beginning January 1, 2020. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2016-13 to have a material effect on our consolidated financial statements and disclosures due to the fact that we did not have instruments subject to this guidance at December 31, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for us beginning January 1, 2020. Early application is permitted. We are continuing to evaluate this guidance;

53
(Back to Index)

(Back to Index)

however, we do not expect the adoption of ASU No. 2017-04 to have a significant impact on our consolidated financial statements due to the fact that we did not have any goodwill subject to this guidance at December 31, 2019.

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

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU No. 2018-19 will be effective for us beginning January 1, 2020. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2018-19 to have a material effect on our consolidated financial statements and disclosures due to the fact that we did not have instruments subject to this guidance at December 31, 2019.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:

On March 5, 2020, we sold Payne Place in Alexandria, Virginia for $3.1 million. We expect to recognize a gain on the sale of approximately $530,000 during the quarter ending March 31, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and operating results.

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

There were no disagreements with our independent registered public accountants during the year ended December 31, 2019.

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

54
(Back to Index)

(Back to Index)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

55
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

The other information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

56
(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements
1.	See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)	Financial Statement Schedule
i.	Our financial statement schedule is included in a separate section of this Annual Report on Form 10-K commencing on page F-30.
(c)	Exhibits

Exhibit No.	Description
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

4.2

Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed November 29, 2018)

4.3	Description of the Company’s Common Stock Registered under Section 12 of the Exchange Act
10.1

Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

10.2

Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 5, 2017)

10.3

Selected Dealer Agreement, dated November 18, 2016, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 23, 2016)

10.4

Amendment to Selected Dealer Agreement, effective July 3, 2017, by and among Resource Apartment REIT III, Inc., Ameriprise Financial Services, Inc., Resource Securities, Inc., Resource REIT Advisor, LLC, and Resource Real Estate, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed July 13, 2017)

10.5

Advisory Agreement by and between Resource Apartment REIT III, Inc. and Resource REIT Advisor, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)

57
(Back to Index)

(Back to Index)

10.6

First Amendment to Advisory Agreement by and between Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 13, 2018 (incorporated by reference to Exhibit No. 10.13 to the Company's Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.7

Second Amendment to the Advisory Agreement by and between Resource Apartment REIT III, Inc. and Resource REIT Advisor, LLC, dated December 14, 2018 (incorporated by reference to Exhibit No. 10.22 to the Company’s Post-Effective Amendment No.  8 to the Registration Statement on Form S-11 (No. 333-207740) filed February 28, 2019)

10.8

Renewal Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 29, 2019)

10.9	Property Management Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2016)
10.10

Multifamily Loan and Security Agreement by and between RRE Bay Club Holdings, LLC and CBRE Capital Markets, Inc., dated July 31, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Post-Effective Amendment No. 6 to the Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

10.11

Multifamily Note by RRE Bay Club Holdings, LLC in favor of CBRE Capital Markets, Inc., dated July 31, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Post-Effective Amendment No.  6 to the Registration Statement on Form S-11 (No. 333-207740) filed September 28, 2017)

10.12

Multifamily Loan and Security Agreement by and between RRE Tramore Village Holdings, LLC and Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.11 to the Company’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.13

Multifamily Note by RRE Tramore Village Holdings, LLC in favor of Berkadia Commercial Mortgage LLC, dated March 22, 2018 (incorporated by reference to Exhibit No. 10.12 to the Company’s Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-207740) filed April 13, 2018)

10.14

Multifamily Loan and Security Agreement by and between RRE Matthews Reserve Holdings, LLC and CBRE Capital Markets, Inc., dated August 28, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

10.15

Multifamily Note by RRE Matthews Reserve Holdings, LLC in favor of CBRE Capital Markets, Inc., dated August 28, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

10.16

Multifamily Loan and Security Agreement by and between RRE Kensington Holdings, LLC and CBRE Capital Markets, Inc., dated September 14, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

10.17

Multifamily Note by RRE Kensington Holdings, LLC in favor of CBRE Capital Markets, Inc., dated September 14, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

10.18

Multifamily Loan and Security Agreement (Non-Recourse) by and between RRE Wimbledon Oaks Holdings, LLC and M&T Realty Capital Corporation, dated February 12, 2019 (incorporated by reference to Exhibit No. 10.23 to the Company’s Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-207740) filed February 28, 2019)

10.19

Multifamily Note by RRE Wimbledon Oaks Holdings, LLC in favor of M&T Realty Capital Corporation, dated February 12, 2019 (incorporated by reference to Exhibit No. 10.24 to the Company’s Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-207740) filed February 28, 2019)

10.20

Multifamily Loan and Security Agreement by and between RRE Summit Holdings, LLC and CBRE Capital Markets, Inc., dated June 24, 2019 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-231012) filed July 24, 2019)

10.21

Virginia Amended and Restated Multifamily Note by RRE Summit Holdings, LLC in favor of CBRE Capital Markets, Inc., dated June 24, 2019 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-231012) filed July 24, 2019)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton

58
(Back to Index)

(Back to Index)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Duff and Phelps
99.2	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 24, 2018)
101.1	Interactive Data Files

ITEM 16.	FORM 10-K SUMMARY

None.

59
(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE APARTMENT REIT III, INC.

March 20, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer (Principal Executive Officer)	March 20, 2020
Alan F. Feldman

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2020
Steven R. Saltzman

/s/ George E. Carleton	Chief Operating Officer, President, and Director	March 20, 2020
George E. Carleton

/s/ Harvey Magarick	Independent Director	March 20, 2020
Harvey Magarick

/s/ Lee F. Shlifer	Independent Director	March 20, 2020
Lee F. Shlifer

/s/ David Spoont	Independent Director	March 20, 2020
David Spoont

60
(Back to Index)

(Back to Index)

61
(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Resource Apartment REIT III, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Apartment REIT III, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 20, 2020

F-1
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Investments:
Rental properties, net	$196,483	$136,062
Identified intangible assets, net	173	708
Total investments	196,656	136,770

Cash	28,430	32,827
Restricted cash	1,916	884
Tenant receivables, net	31	52
Due from related parties	—	14
Subscriptions receivable	—	1,431
Prepaid expenses and other assets	599	1,097
Deferred offering costs	—	5,046
Total assets	$227,632	$178,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$145,503	$100,045
Accounts payable and accrued expenses	2,552	1,168
Accrued real estate taxes	601	—
Due to related parties	4,938	12,993
Tenant prepayments	194	116
Security deposits	382	271
Distributions payable	1,587	1,038
Total liabilities	155,757	115,631

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively	1	1
Class A common stock, par value $0.01: 25,000,000 shares authorized, 628,691 and 634,493 issued and outstanding, respectively	6	6
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,115,458 and 1,111,394 issued and outstanding, respectively	11	11
Class R common stock, par value $0.01: 750,000,000 shares authorized, 0 and 7,181,534 issued and outstanding, respectively	—	72
Class I common stock, par value $0.01: 75,000,000 shares authorized, 10,327,291 and 329,604 issued and outstanding, respectively	103	3
Additional paid-in capital	103,725	77,896
Accumulated other comprehensive loss	(32)	(40)
Accumulated deficit	(31,939)	(15,459)
Total stockholders’ equity	71,875	62,490
Total liabilities and stockholders’ equity	$227,632	$178,121

The accompanying notes are an integral part of these consolidated financial statements.

F-2
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenues:
Rental income	$17,691	$8,176
Total revenues	17,691	8,176

Expenses:
Rental operating - expenses	3,562	1,668
Rental operating - payroll	1,768	853
Rental operating - real estate taxes	2,390	1,012
Subtotal - rental operating	7,720	3,533
Property management fees	5	9
Management fees - related parties	2,764	1,290
General and administrative	2,172	2,322
Loss on disposal of assets	485	109
Depreciation and amortization expense	9,618	5,240
Total expenses	22,764	12,503
Loss before other income (expense)	(5,073)	(4,327)

Other income (expense):
Interest income	253	159
Interest expense	(5,887)	(2,684)
Net loss	$(10,707)	$(6,852)

Other comprehensive income (loss):
Designated derivatives, fair value adjustments	8	(29)
Total other comprehensive income (loss)	$8	$(29)
Comprehensive loss	$(10,699)	$(6,881)

The accompanying notes are an integral part of these consolidated financial statements.

F-3
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS- (continued)

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Class A common stock:
Net loss attributable to Class A common stockholders	$(580)	$(679)
Net loss per Class A share, basic and diluted	$(0.92)	$(1.08)
Weighted average Class A common shares outstanding, basic and diluted	631	628

Class T common stock:
Net loss attributable to Class T common stockholders	$(1,111)	$(1,288)
Net loss per Class T share, basic and diluted	$(1.00)	$(1.18)
Weighted average Class T common shares outstanding, basic and diluted	1,111	1,095

Class R common stock:
Net loss attributable to Class R common stockholders	$(9,274)	$(4,765)
Net loss per Class R share, basic and diluted	$(1.12)	$(1.06)
Weighted average Class R common shares outstanding, basic and diluted	8,279	4,479

Class I common stock:
Net income attributable to Class I common stockholders	$258	$(120)
Net income per Class I share, basic and diluted	$0.20	$(0.81)
Weighted average Class I common shares outstanding, basic and diluted	1,271	149

The accompanying notes are an integral part of these consolidated financial statements.

F-4
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	Common Stock								Convertible Stock			Accumulated
	Shares				Amount						Additional	Other
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2018	622	1,081	2,058	36	$6	$11	$21	$—	50	$1	$32,323	$(11)	$(5,218)	$27,133
Issuance of common stock	—	—	5,003	293	—	—	50	3	—	—	50,685	—	—	50,738
Offering costs	—	—	—	—	—	—	—	—	—	—	(6,609)	—	—	(6,609)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(3,389)	(3,389)
Common stock issued through distribution reinvestment plan	12	33	122	1	—	—	1	—	—	—	1,527	—	—	1,528
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,852)	(6,852)
Share redemptions	—	(3)	(1)	—	—	—	—	—	—	—	(30)	—	—	(30)
Balance at December 31, 2018	634	1,111	7,182	330	$6	$11	$72	$3	50	1	$77,896	$(40)	$(15,459)	$62,490
Issuance of common stock	—	—	2,304	295	—	—	23	3	—	—	25,076	—	—	25,102
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,232)	—	—	(1,232)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(5,773)	(5,773)
Common stock issued through distribution reinvestment plan	12	33	225	33	—	—	2	—	—	—	2,764	—	—	2,766
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,707)	(10,707)
Share redemptions	(17)	(29)	(31)	(11)	—	—	—	—	—	—	(779)	—	—	(779)
Conversion	—	—	(9,680)	9,680	—	—	(97)	97	—	—	—	—	—	—
Balance at December 31, 2019	629	1,115	—	10,327	$6	$11	$—	$103	50	$1	$103,725	$(32)	$(31,939)	$71,875

.

The accompanying notes are an integral part of these consolidated financial statements.

F-5
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,707)	$(6,852)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	485	109
Depreciation and amortization	9,618	5,240
Amortization of deferred financing costs	266	127
Realized loss on change in fair value of interest rate cap	11	—
Changes in operating assets and liabilities:
Tenant receivable, net	21	(49)
Due from related parties	14	(9)
Prepaid expenses and other assets	(54)	(60)
Due to related parties	(2,116)	764
Accounts payable and accrued expenses	1,033	479
Tenant prepayments	62	81
Security deposits	33	93
Net cash used in operating activities	(1,334)	(77)

Cash flows from investing activities:
Property acquisitions	(17,514)	(31,485)
Deposit for property acquisition	—	(724)
Capital expenditures	(4,890)	(2,178)
Net cash used in investing activities	(22,404)	(34,387)

Cash flows from financing activities:
Net proceeds from issuance of common stock	24,407	46,632
Redemptions on common stock	(779)	(30)
Payments on borrowings	(157)	(34)
Payment of deferred financing costs	(641)	(1,061)
Distributions paid on common stock	(2,457)	(1,277)
Net cash provided by financing activities	20,373	44,230

Net (decrease) increase in cash and restricted cash	(3,365)	9,766
Cash and restricted cash at beginning of year	33,711	23,945
Cash and restricted cash at end of year	$30,346	$33,711

Reconciliation to consolidated balance sheets:
Cash	$28,430	$32,827
Restricted Cash	1,916	884
Cash and restricted cash at end of period	$30,346	$33,711

The accompanying notes are an integral part of these consolidated financial statements.

F-6
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company ceased offering shares in the primary offering on October 31, 2019 and ceased processing subscriptions in the offering on November 15, 2019. The Company continues to offer Class A, Class T and Class I shares pursuant to the DRIP.

As of December 31, 2019, the Company had raised aggregate gross primary offering proceeds of $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares, and 624,325 Class I shares of common stock.

On June 27, 2018, March 21, 2019, and March 19, 2020, the board of directors of the Company determined an estimated net asset value (“NAV”) per share of the common stock of $9.05, $9.12, and $9.01, respectively, based on the estimated market value of the portfolio of investments of the Company as of March 31, 2018, December 31, 2018, and December 31, 2019, respectively. Based on the estimated NAV per share, the board of directors established updated offering prices for shares of Class R and Class I common stock to be sold in the primary portion of the initial public offering by adding certain offering costs to the estimated NAV per share. Pursuant to the terms of the DRIP, following the establishment of an estimated NAV per share, shares of common stock are sold at the most recent estimated NAV per share.

The prices per share for each class of shares of the Company's common stock through December 31, 2019 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through December 31, 2019 (1)	$9.12	$9.12	$9.12	$9.12

_______________

(1)	Shares of common stock pursuant to our DRIP are sold at the Company’s most estimated NAV per share.

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

DECEMBER 31, 2019

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

The Company’s objective is to take advantage of the multifamily investing and lending platforms of Resource Real Estate, LLC (its "Sponsor") to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company has acquired underperforming apartments which it will renovate and stabilize in order to increase rents.

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
	1360

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
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2019, the Company had $30.7 million of deposits at various banks, of which $27.5 million were over the insurance limit of the Federal Deposit Insurance Corporation. The Company has not experienced any loss on such deposits.

At December 31, 2019, the Company’s real estate investments in Florida, Georgia, and Virginia a represented 28%, 22% and 20%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, "Leases" and amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  On January 1, 2019, the Company adopted ASU No. 2016-02 and the adoption did not have a material effect on its consolidated financial statements and disclosures. The Company’s operating leases, in which it is the lessor, continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, consisting of office equipment leases, the Company recognized a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $9,304 at January 1, 2019. The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard, is the option to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods, which the Company has elected. No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019. For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

DECEMBER 31, 2019

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

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at December 31, 2019.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning January 1, 2020. Early application is permitted. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2017-04 to have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at December 31, 2019.

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

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU No. 2018-19 will be effective for the Company beginning January 1, 2020. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2018-19 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at December 31, 2019.

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

DECEMBER 31, 2019

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There were no impairment losses recorded on long lived assets during the years ended December 31, 2019 and 2018.

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

DECEMBER 31, 2019

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $10.3 million and $194,000 for the years ending December 31, 2020 and 2021, respectively, and none thereafter.

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

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At December 31, 2019 and 2018, the Company recorded $3,927 and $5,593 of allowances for uncollectible receivables, respectively.

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

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any

F-12
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. At December 31, 2019 and 2018, the Company did not treat any of its subsidiaries as a TRS.

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2014 and prior.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2019 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits.  For the years ended December 31, 2019 and 2018, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

Organization and Offering Costs

Organization and offering costs (other than selling commissions, dealer manager fees, and distribution and shareholder servicing fees) of the Company were initially paid by the Advisor on behalf of the Company.

Pursuant to the Advisory Agreement between the Company and the Advisor, the Company was obligated to reimburse the Advisor for organization and other offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 4.0% of gross offering proceeds as of the termination of the initial public offering as the Company raised less than $500.0 million in the primary portion of the initial public offering.

The Advisory Agreement provides that the Company is not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. These payments began on November 1, 2019.

Organization costs, which included all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate, were expensed as incurred. Prior to the Company breaking escrow, the Advisor incurred approximately $104,000 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.

Outstanding Class T shares issued in the Company's primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. Effective November 1, 2019, the Company ceased accruing the distribution and shareholder servicing fee on each Class T share in accordance with the terms of the Class T share.

F-13
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Outstanding Class R shares issued in the Company's primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018).  Effective November 1, 2019, following the termination of the initial public primary offering, each of the outstanding Class R shares of common stock automatically converted into a Class I share of common stock pursuant to the terms of the Articles Supplementary for the Class R shares and the Company ceased accruing the distribution and shareholder servicing fee with respect to Class R shares as the Company no longer had any Class R Shares outstanding.

The Company initially recorded distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares were issued. The liability was relieved over time, as the fees were paid to the Dealer Manager. Upon termination of the offering, the fees were no longer payable as described above and the liability was adjusted accordingly.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Years Ended December 31,
	2019	2018
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$(4,042)	$2,082
Offering costs payable to third parties	—	(49)
Distribution and shareholder servicing fee payable to related parties	(1,035)	829
Cash distributions on common stock declared but not yet paid	1,587	1,038
Stock issued from distribution reinvestment plan	2,766	1,528
Subscriptions receivable	—	1,431
Escrow deposits funded directly by mortgage notes payable	350	486

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	45,640	77,749

Cash paid during the year for:
Interest	$5,481	$2,249

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31,
	2019	2018
Real estate taxes	$979	$20
Insurance	179	150
Capital improvements	758	714
Total	$1,916	$884

In addition, the Company designated unrestricted cash for capital expenditures of $8.1 million and $9.2 million at December 31, 2019 and 2018, respectively.

NOTE 5 - ACQUISITIONS

On February 12, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Arlington, Texas ("Wimbledon Oaks"). Wimbledon Oaks, constructed in 1986, contains 248 units plus amenities, including a swimming pool, clubhouse, and a fitness center. At December 31, 2019, Wimbledon Oaks was 89.9% leased.

F-14
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

On June 24, 2019, the Company, through its wholly-owned subsidiary, purchased a multifamily community located in Alexandria, Virginia ("Summit"). Summit, constructed in 1976, contains 141 units plus amenities, including a swimming pool, clubhouse, and a fitness center. At December 31, 2019, Summit was 91.5%  leased.

                             The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs of the Company's two acquired properties during the year ended December 31, 2019 (in thousands):

	Contract Purchase Price	Acquisition Fee (1)	Acquisition Costs (2)	Total Real Estate, Cost
Wimbledon Oaks
Land	$3,780	$84	$30	$3,894
Building and Improvements	20,971	463	166	21,600
Furniture, fixtures and equipment	378	8	3	389
Intangible Assets	721	16	6	743
	$25,850	$571	$205	$26,626

Summit
Land	$8,288	$182	$96	$8,566
Building and Improvements	26,982	591	313	27,886
Furniture, fixtures and equipment	346	8	4	358
Intangible Assets	759	17	9	785
	$36,375	$798	$422	$37,595

(1)     Represents acquisition fee of 2% of the cost of investments, paid to the Advisor.

(2)      Represents transaction costs paid at both closing and post-closing, excluding Acquisition Fees.

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties (in thousands):

	December 31,
	2019	2018
Land	$31,220	$18,761
Building and improvements	171,265	118,626
Furniture, fixtures and equipment	4,014	2,202
Construction in progress	1,205	265
	207,704	139,854
Less: accumulated depreciation	(11,221)	(3,792)
Total rental property, net	$196,483	$136,062

Depreciation expense for the years ended December 31, 2019 and 2018 was $7.6 million and $3.3 million, respectively.

Loss on disposal of assets: During the year ended December 31, 2019, the Company recorded losses of approximately $485,000 on the disposal of assets, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at December 31, 2019 and 2018 was approximately $173,000 and $708,000, respectively, net of accumulated amortization of $4.4 million and $2.4 million, respectively. The weighted average remaining life of the leases is two months at December 31, 2019.

Amortization for the years ended December 31, 2019 and 2018 was $2.0 million and $1.9 million, respectively. At December 31, 2019, expected amortization for the in-place rental leases for the next 12 months is approximately $173,000 and none thereafter.

F-15
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2019			December 31, 2018
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$1,525	$(28)	$1,497	$1,560	$(30)	$1,530
Bay Club	21,398	(208)	21,190	21,520	(256)	21,264
Tramore Village	32,625	(304)	32,321	32,625	(364)	32,261
Matthews Reserve	23,850	(267)	23,583	23,850	(315)	23,535
The Park at Kensington	21,760	(260)	21,500	21,760	(305)	21,455
Wimbledon Oaks	18,410	(235)	18,175	—	—	—
Summit	27,580	(343)	27,237	—	—	—
Total	$147,148	$(1,645)	$145,503	$101,315	$(1,270)	$100,045

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Payne Place	1/1/2047	3.11%	(1)(5)	7	2
Bay Club	8/1/2024	3.63%	(2)(7)	98	47
Tramore Village	4/1/2025	3.56%	(3)(6)	98	56
Matthews Reserve	9/1/2025	4.47%	(4)(6)	90	20
The Park at Kensington	10/1/2025	4.36%	(4)(6)	80	37
Wimbledon Oaks	3/1/2026	4.33%	(4)(6)	68	64
Summit	7/1/2026	3.84%	(4)(6)	90	43

(1)	Fixed rate until January 1, 2020, when the fixed rate of the note changes to variable rate based on six-month LIBOR plus 2.25%, with an all-in interest rate floor of 2.50% and ceiling of 9.50%.
(2)	Variable rate based on one-month LIBOR of 1.76% (at December 31, 2019) plus 1.87%, with a maximum interest rate of 5.75%.
(3)	Variable rate based on one-month LIBOR of 1.76% (at December 31, 2019) plus 1.80%, with a maximum interest rate of 6.25%.
(4)	Fixed rate.
(5)	Through December 18, 2018, RAI co-guaranteed this loan with the Company. See Note 9 for more details.
(6)	Monthly interest-only payment currently required.
(7)	Effective September 1, 2019, monthly payment of principal and interest required.

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

DECEMBER 31, 2019

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

Prepayment is permitted, provided a prepayment premium is paid.  The prepayment premium is based on the greater of (i) 1% of the principal being repaid and (ii) the amount of principal being prepaid or accelerated, multiplied by the excess (if any) of the monthly note rate over the assumed reinvestment rate, multiplied by the present value factor. If the loan is securitized, the loan is locked to prepayment and defeasance for 24 months. After such 24-month lockout period, the loan can be defeased using treasury notes or other acceptable securities (including Freddie Mac referenced notes), provided that prepayment will be open at 1% during the last two years. If the loan is not securitized prior to the 12th installment due date or is never securitized, the prepayment premium will be yield maintenance through the end of the yield maintenance period (two years prior to maturity) followed by a 1% prepayment penalty during the immediate three months following the end of the yield maintenance period. No prepayment premium is required after April 1, 2026. The non-recourse carveouts under the loan documents for the Summit Mortgage Loan are guaranteed by the Company.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending December 31, and thereafter (in thousands):

2020	$433
2021	1,006
2022	2,258
2023	2,724
2024	22,074
Thereafter	118,653
$147,148

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the year ended December 31, 2019 and 2018, amortization of deferred financing costs of approximately $266,000 and $127,000, respectively, was included in interest expense. Accumulated amortization at December 31, 2019 and 2018 was approximately $415,000 and $149,000, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter (in thousands):

2020	$297
2021	294
2022	291
2023	285
2024	263
Thereafter	215
$1,645

F-17
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

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

During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were to be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements. As of December 31, 2019, the Company incurred a total of $9.2 million of organization and offering costs, of which the Advisor advanced $9.0 million on a cumulative basis on behalf of the Company. The Company directly paid the remaining approximately $249,000 of these costs directly. The maximum liability of the Company was $4.4 million based on the limit on organization and offering expenses payable by the Company included in the Advisory Agreement, which was comprised of the $249,000 initially paid by the Company and $4.2 million of the advance from the Advisor.  An adjustment was made during the year ended December 31, 2019 to relieve the Company from the remaining $4.8 million liability due to the Advisor. As of December 31, 2019, the Company has reimbursed $1.1 million to the Advisor.

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

Expense reimbursements. The Company paid directly or reimbursed the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 4.0% of gross offering proceeds as the Company raised less than $500.0 million in the primary offering. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees. Prior to the Company breaking escrow, the Advisor incurred approximately $104,000 of formation and other operating expenses the Company's behalf, which will not be reimbursed to the Advisor.

F-18
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

On April 13, 2018, the board of directors approved an amendment to the advisory agreement that provides that the Company is not responsible for the reimbursement of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, the amendment provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 will be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. The payments commenced on November 1, 2019.

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

Relationship with Resource Securities

Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and was responsible for marketing the Company’s shares during the primary public offering.

Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally paid Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally paid Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Resource Securities allows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees were earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Resource Securities for bona fide due diligence expenses.

Distribution and shareholder servicing fee. Resource Securities was paid an annual fee of 1.0% of the NAV (purchase price prior to June 29, 2018) per share of Class T common stock sold in the primary offering for up to five years from the date on which each share was issued. Resource Securities was also paid an annual fee of 1.0% of the NAV (purchase price prior to June 29, 2018) per share of Class R common stock sold in the primary offering subject to the terms of the Class R shares as included in the Articles Supplementary. Effective November 1, 2019, pursuant to the terms of the Class T and Class R shares, no further distribution and shareholder servicing fees were payable to Resource Securities so the Company ceased to accrue the distribution and shareholder servicing fee.

Relationship with RAI and C-III

Property loss pool. Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance

F-19
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

policy.    The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

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

General liability coverage.  The Company also participates (with other properties directly and indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.

Internal audit fees. RAI performs internal audit services for the Company.

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

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

The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, $2,716 for zoning reports in connection with its acquisitions of Wimbledon Oaks and Summit during the year ended December 31, 2019.

F-20
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The following table presents the Company's amounts receivable from and amounts payable to such related parties (in thousands):

	December 31,
	2019	2018
Due from related parties:
RAI and affiliate - insurance funds held in escrow	$—	$13
Resource Securities	—	1
	$—	$14

Due to related parties:
Advisor:
Asset management fees	$—	$5
Organization and offering costs	3,076	8,250
Operating expense reimbursements (including prepaid expenses)	1,778	2,701
	4,854	10,956

Manager:
Property management fees	81	51
Operating expense reimbursements	2	63
	83	114

RAI:
Internal audit fee	—	11
Operating expense reimbursements	—	15
	—	26

Resource Securities:
Selling commissions and dealer-manager fees	—	79
Distribution and shareholder servicing fee	—	1,818
	—	1,897

	$4,938	$12,993

F-21
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

The following table presents the Company's fees earned by and expenses incurred from such related parties (in thousands):

	Years Ended December 31,
	2019	2018
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$1,456	$2,449
Asset management fees (2)	1,982	936
Debt financing fees (3)	230	391
Organization and offering costs (4)	765	2,107
Operating expense reimbursement (5)(9)	806	1,205

Manager:
Property management fees (2)	$782	$355
Construction management fees (1)	185	96
Operating expense reimbursements (6)	38	59

RAI:
Internal audit fee (5)	$25	$39

Resource Securities:
Selling commissions and dealer-manager fees (7)	$1,263	$2,669
Distribution and shareholder servicing fee (7)(8)	573	1,303

Other:
The Planning & Zoning Resource Company (1)	$3	$4

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
(4)

Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs until they are charged to Stockholders' equity on the consolidated balance sheets as proceeds are raised in the offering.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.
(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)	Included in Stockholders' equity on the consolidated balance sheets.
(8)	During the year ended December 31, 2019 there was an adjustment in conjunction with the termination of the primary offering; see Note 2.
(9)	During the year ended December 31, 2019, the Advisor suspended the allocation of rent and payroll costs to the Company.

F-22
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018
Net loss	$(10,707)	$(6,852)
Less: Class A common stock cash distributions declared	340	333
Less: Class T common stock cash distributions declared	510	477
Less: Class R common stock cash distributions declared	2,809	2,458
Less: Class I common stock cash distributions declared	2,114	120
Undistributed net loss attributable to common stockholders	$(16,480)	$(10,240)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(920)	$(1,012)
Class A common stock cash distributions declared	340	333
Net loss attributable to Class A common stockholders	$(580)	$(679)
Net loss per Class A common share, basic and diluted	$(0.92)	$(1.08)
Weighted-average number of Class A common shares outstanding, basic and diluted	631	628

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(1,621)	$(1,765)
Class T common stock cash distributions declared	510	477
Net loss attributable to Class T common stockholders	$(1,111)	$(1,288)
Net loss per Class T common share, basic and diluted	$(1.00)	$(1.18)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,111	1,095

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$(12,083)	$(7,223)
Class R common stock cash distributions declared	2,809	2,458
Net loss attributable to Class R common stockholders	$(9,274)	$(4,765)
Net loss per Class R common share, basic and diluted	$(1.12)	$(1.06)
Weighted-average number of Class R common shares outstanding, basic and diluted	8,279	4,479

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(1,856)	$(240)
Class I common stock cash distributions declared (1)	2,114	120
Net income attributable to Class I common stockholders	$258	$(120)
Net income per Class I common share, basic and diluted	$0.20	$(0.81)
Weighted-average number of Class I common shares outstanding, basic and diluted	1,271	149

(1)	Amount includes approximately $1.3 million of cash distributions declared on December 11, 2019 for 9.7 million Class I shares that had been converted from Class R shares on November 1, 2019.

Weighted-average number of shares excludes the convertible stock as they are not participating securities.

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of December 31, 2019, no shares of preferred stock were issued or outstanding.

F-23
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of December 31, 2019, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred or was considered probable to occur as of December 31, 2019.

Common Stock

The Company’s charter authorizes the issuance of 1 billion shares of common stock with a par value of $0.01 per share, of which, the Company has allocated 750 million shares as Class R common stock; 75 million shares as Class I common stock; 25 million shares as Class A common stock; and 25 million shares as Class T common stock. 125 million shares of the common stock remain undesignated.  As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock and commenced the offering of Class R and Class I common stock in its primary offering. The Company ceased offering Class R and Class I shares in the primary offering on October 31, 2019 and ceased processing subscriptions in the offering on November 15, 2019. The Company continues to offer shares of Class A, Class T and Class I common stock pursuant to the DRIP.

On November 1, 2019, each Class R share of common stock of the Company automatically converted into a Class I share of common stock of the Company pursuant to the terms of the Articles Supplementary for the Class R shares. The Class R shares converted into Class I shares on a one-for-one basis, because the most recently approved estimated net asset value per share approved by its board of directors ($9.12 as of March 21, 2019) was the same for all classes of common stock. Stockholders who received Class I shares upon the conversion will no longer be subject to the class-specific expenses associated with Class R shares.  As of November 1, 2019, the Company no longer has any shares of Class R common stock outstanding.

F-24
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

At December 31, 2019, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds	Shares	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	31,538	294	81,995	745	356,453	3,244	33,566	306
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	645,605	6,095	1,147,486	10,688	9,712,521	93,161	657,891	6,066
Shares redeemed and retired	(16,914)		(32,028)		(32,122)		(10,999)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at December 31, 2019	628,691		1,115,458		—		10,327,291

(1)	Includes 222,222 of Class A shares issued to RAI.
(2)	On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Redemptions

During the year ended December 31, 2019, the Company redeemed shares of its outstanding Class A, Class T, Class R and Class I common stock. Redemptions for the year ended December 31, 2019 were as follows:

	Total Number of Shares Redeemed				Average Price Paid per Share
Period	Class A	Class T	Class R	Class I	Class A	Class T	Class R	Class I
January 2019	—	—	—	—	—	—	—	—
February 2019	—	—	—	—	—	—	—	—
March 2019	—	—	—	—	—	—	—	—
April 2019	—	—	—	—	—	—	—	—
May 2019	—	—	—	—	—	—	—	—
June 2019	16,914	28,087	—	—	$8.66	$8.61	—	—
July 2019	—	—	—	—	—	—	—	—
August 2019	—	—	—	—	—	—	—	—
September 2019	—	1,334	31,177	—	—	$8.66	$9.06	—
October 2019	—	—	—	—	—	—	—	—
November 2019	—	—	—	—	—	—	—	—
December 2019	—	—	—	10,999	—	—	—	$8.85
	16,914	29,421	31,177	10,999

All redemptions requests tendered were honored during the year ended December 31, 2019.

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

DECEMBER 31, 2019

share redemption program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes.

These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

Distributions

During the year ended December 31, 2019, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from March 28, 2019 through March 30, 2020, which were or will be paid on April 30, 2019, May 31, 2019, June 28, 2019, July 31, 2019, August 30, 2019, September 30, 2019, October 31, 2019, November 27, 2019, December 31, 2019, January 31, 2020, February 28, 2020, and March 31, 2020.

The distributions declared for the periods from March 28, 2019 through October 30, 2019 were calculated based on the stockholders of record each day during the period at a rate of (i) $0.001469178 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on the record date. The distributions declared for the period from October 31, 2019 through March 30, 2020 were calculated based on the stockholders of record each day during the period at a rate of $0.001469178 per share per day but did or will not require adjustments for distribution of shareholders servicing fees.

Distributions are generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

The following table presents information regarding the Company's distributions declared and paid to stockholders during the year ended December 31, 2019 (in thousands):

	Class A	Class T	Class R	Class I	Total
Distributions declared	$340	$510	$2,809	$2,114	$5,773

Distributions reinvested in shares of common stock paid	$101	$305	$2,060	$300	$2,766
Cash distributions paid	236	200	1,541	480	2,457
Total distributions paid	$337	$505	$3,601	$780	$5,223

At December 31, 2019, the Company had accrued $1.6 million for the cash distributions paid or to be paid on January 31, 2020, February 28, 2020, and March 31, 2020, which is reported in distributions payable in the consolidated balance sheet.

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

DECEMBER 31, 2019

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$—	$—	$—

December 31, 2018
Assets:
Interest rate caps	$—	$2	$—	$2

The carrying and fair values of the Company’s mortgage notes payable- outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at December 31, 2019 and 2018, were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$147,148	$144,902	$101,315	$100,698

The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At December 31, 2019, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity.

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

DECEMBER 31, 2019

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2019 and 2018 the Company recorded $10,511 and $174, respectively, of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.  At December 31, 2019, the Company estimates that an additional $25,779 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at December 31, 2019 and 2018 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
December 31, 2019	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021
December 31, 2018	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments, as well as their classification on the consolidated balance sheets at December 31, 2019 and 2018 (in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$2	—	$—	—	$—

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the Conflicts Committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 were in compliance with the charter imposed limitation.

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
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

DECEMBER 31, 2019

On March 5, 2020, the Company sold Payne Place in Alexandria, Virginia for $3.1 million. The Company expects to recognize a gain on the sale of approximately $530,000 during the quarter ending March 31, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s investments and operating results.

F-29
(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

			Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Encumbrances	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciated- Latest Income Statement
Payne Place	Alexandria, Virginia	$1,525	$1,420	$1,030	$2,450	37	$1,420	$1,067	$2,487	$(149)	1950	8/19/2016	3 - 27.5 years
Bay Club	Jacksonville, Florida	21,398	3,321	24,256	27,577	1,480	3,321	25,736	29,057	(2,876)	1990	7/31/2017	3 - 27.5 years
Tramore Village	Austell, Georgia	32,625	6,729	37,885	44,614	2,256	6,729	40,141	46,870	(3,173)	1999	3/22/2018	3 - 27.5 years
Matthews Reserve	Matthews, North Carolina	23,850	4,138	29,943	34,081	1,213	4,138	31,156	35,294	(1,862)	1998	8/29/2018	3 - 27.5 years
The Park at Kensington	Riverview, Florida	21,760	3,152	25,814	28,966	835	3,152	26,649	29,801	(1,557)	1990	9/14/2018	3 - 27.5 years
Wimbledon Oaks	Arlington, Texas	18,410	3,894	21,989	25,883	1,292	3,894	23,281	27,175	(1,040)	1986	2/12/2019	3 - 27.5 years
Summit	Alexandria, Virginia	27,580	8,566	28,244	36,810	210	8,566	28,454	37,020	(564)	1976	6/24/2019	3 - 27.5 years

		$147,148	$31,220	$169,161	$200,381	$7,323	$31,220	$176,484	$207,704	$(11,221)

	December 31,
	2019	2018
Investments in real estate:
Balance, beginning of period	$139,854	$29,935
Acquisitions	62,693	107,663
Improvements, etc.	5,768	2,381
Disposals during the period	(611)	(125)
Balance, end of period	$207,704	$139,854
Accumulated Depreciation:
Balance, beginning of period	$(3,792)	$(492)
Depreciation	(7,555)	(3,316)
Disposals during the period	126	16
Balance, end of period	$(11,221)	$(3,792)

F-30
(Back to Index)