Form 10-Q
period 2020-03-31
Resource Apartment REIT III, Inc.
filed 2020-05-11
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 625,848 outstanding shares of Class A common stock, 1,121,639 outstanding shares of Class T common stock, and 10,406,822 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$192,812	$196,483
Identified intangible assets, net	—	173
Total investments	192,812	196,656

Cash	25,193	28,430
Restricted cash	1,761	1,916
Tenant receivables, net	36	31
Due from related parties	2	—
Prepaid expenses and other assets	937	599
Total assets	$220,741	$227,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$143,980	$145,503
Accounts payable and accrued expenses	1,516	2,552
Accrued real estate taxes	724	601
Due to related parties	3,036	4,938
Tenant prepayments	158	194
Security deposits	391	382
Distributions payable	—	1,587
Total liabilities	149,805	155,757

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	1	1
Class A common stock, par value $0.01: 25,000,000 shares authorized, 625,848 and 628,691 issued and outstanding, respectively	6	6
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,121,639 and 1,115,458 issued and outstanding, respectively	11	11
Class I common stock, par value $0.01: 75,000,000 shares authorized, 10,406,822 and 10,327,291 issued and outstanding, respectively	104	103
Additional paid-in capital	104,480	103,725
Accumulated other comprehensive loss	(26)	(32)
Accumulated deficit	(33,640)	(31,939)
Total stockholders’ equity	70,936	71,875
Total liabilities and stockholders’ equity	$220,741	$227,632

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$5,089	$3,723
Total revenues	5,089	3,723

Expenses:
Rental operating - expenses	869	682
Rental operating - payroll	489	371
Rental operating - real estate taxes	730	497
Subtotal- rental operating	2,088	1,550
Property management fees	—	2
Management fees - related parties	780	574
General and administrative	416	860
Loss on disposal of assets	129	87
Depreciation and amortization expense	2,360	2,237
Total expenses	5,773	5,310
Loss before net gains on dispositions	(684)	(1,587)
Net gain on disposition of property	530	—
Loss before other income (expense)	(154)	(1,587)

Other income (expense):
Interest income	27	70
Interest expense	(1,543)	(1,268)
Total other income (expense)	(1,516)	(1,198)
Net loss	$(1,670)	$(2,785)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	6	(2)
Total other comprehensive (loss) income	6	(2)
Comprehensive loss	$(1,664)	$(2,787)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Class A common stock:
Net loss attributable to Class A common stockholders	$(88)	$(170)
Net loss per Class A share, basic and diluted	$(0.14)	$(0.27)
Weighted average Class A common shares outstanding, basic and diluted	629	635

Class T common stock:
Net loss attributable to Class T common stockholders	$(130)	$(325)
Net loss per Class T share, basic and diluted	$(0.12)	$(0.29)
Weighted average Class T common shares outstanding, basic and diluted	1,118	1,114

Class R common stock:
Net loss attributable to Class R common stockholders	$—	$(2,200)
Net loss per Class R share, basic and diluted	$—	$(0.28)
Weighted average Class R common shares outstanding, basic and diluted	—	7,937

Class I common stock:
Net loss attributable to Class I common stockholders	$(1,452)	$(90)
Net loss per Class I share, basic and diluted	$(0.14)	$(0.24)
Weighted average Class I common shares outstanding, basic and diluted	10,355	380

The accompanying notes are an integral part of these consolidated financial statements

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at January 1, 2020	629	1,115	—	10,327	$6	$11	$—	$103	50	$1	$103,725	$(32)	$(31,939)	$71,875
True-up of prior year cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Common stock issued through distribution reinvestment plan	2	10	—	82	—	—	—	1	—	—	856	—	—	857
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,670)	(1,670)
Share redemptions	(5)	(3)	—	(2)	—	—	—	—	—	—	(101)	—	—	(101)
Balance, at March 31, 2020	626	1,122	—	10,407	$6	$11	$—	$104	50	$1	$104,480	$(26)	$(33,640)	$70,936

Balance, at January 1, 2019	634	1,111	7,182	330	$6	$11	$72	$3	50	$1	$77,896	$(40)	$(15,459)	$62,490
Issuance of common stock	—	—	1,510	126	—	—	15	2	—	—	15,777	—	—	15,794
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,876)	—	—	(1,876)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,258)	(1,258)
Common stock issued through distribution reinvestment plan	3	8	52	—	—	—	—	—	—	—	577	—	—	577
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,785)	(2,785)
Balance, at March 31, 2019	637	1,119	8,744	456	$6	$11	$87	$5	50	$1	$92,374	$(42)	$(19,502)	$72,940

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,670)	$(2,785)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	129	87
Depreciation and amortization	2,360	2,237
Amortization of deferred financing costs	74	59
Net gain on disposition of property	(530)	—
Realized loss on change in fair value of interest rate cap	6	1
Changes in operating assets and liabilities:
Tenant receivables, net	(8)	7
Due from related parties	(2)	3
Prepaid expenses and other assets	(341)	(155)
Due to related parties	(1,901)	(408)
Accounts payable and accrued expenses	37	645
Tenant prepayments	(37)	53
Security deposits	22	1
Net cash used in operating activities	(1,861)	(255)

Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	1,340	—
Property acquisition	—	(7,286)
Capital expenditures	(1,904)	(1,130)
Net cash used in investing activities	(564)	(8,416)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	15,894
Redemptions of common stock	(101)	—
Payments on borrowings	(105)	(9)
Payment of deferred financing costs	—	(269)
Distributions paid on common stock	(761)	(493)
Net cash (used in) provided by financing activities	(967)	15,123

Net (decrease) increase in cash and restricted cash	(3,392)	6,452
Cash and restricted cash at beginning of period	30,346	33,711
Cash and restricted cash at end of period	$26,954	$40,163

Reconciliation to consolidated balance sheets:
Cash	$25,193	$38,702
Restricted Cash	1,761	1,461
Cash and restricted cash at end of period	$26,954	$40,163

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company has raised aggregate gross primary offering proceeds of approximately $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock.

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

The prices per share for each class of shares of the Company's common stock through March 31, 2020 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 30, 2020 (1)	$9.12	$9.12	$9.12	$9.12
March 31, 2020 (1)	$9.01	$9.01	n/a	$9.01

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s most recent estimated NAV per share.

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

MARCH 31, 2020

(unaudited)

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

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 15, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries	Number of Units	Property Location
Resource Apartment REIT III Holdings, LLC	N/A	N/A
Resource Apartment REIT III OP, LP	N/A	N/A
RRE Payne Place Holdings, LLC	N/A(1)	N/A(1)
RRE Bay Club Holdings, LLC	220	Jacksonville, FL
RRE Tramore Village Holdings, LLC	324	Austell, GA
RRE Matthews Reserve Holdings, LLC	212	Matthews, NC
RRE Kensington Holdings, LLC	204	Riverview, FL
RRE Wimbledon Oaks Holdings, LLC	248	Arlington, TX
RRE Summit Holdings, LLC	141	Alexandria, VA
	1,349

N/A - Not applicable

(1) Property was sold on March 5, 2020.

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

Concentration of Risk

At March 31, 2020, the Company's real estate investments in Florida, Georgia, and Virginia represented 28%, 22%, and 19%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, the Company adopted ASU No. 2016-13 and the adoption had no impact on its consolidated financial statements and disclosures since the Company did not have instruments subject to this guidance at the adoption or at March 31, 2020.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. On January 1, 2020, the Company adopted ASU No. 2017-04 and the adoption did not have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at the adoption or at March 31, 2020.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update removes, modifies and adds certain disclosure requirements in the FASB Accounting Standards Codification ("ASC") 820, “Fair Value Measurement”. On January 1, 2020, the Company adopted ASU No. 2018-13 and the adoption did not have a significant impact on its consolidated financial statements due to the fact there were no required changes to the Company’s disclosures.

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. On January 1, 2020, the Company adopted ASU No. 2018-19 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

MARCH 31, 2020

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of March 31, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not be recoverable as of March 31, 2020. There were no impairment losses recorded on long lived assets during the three months ended March 31, 2020 and 2019.

Allocation of Purchase Price of Acquired Assets

Acquisitions that do not meet the definition of a business under ASU No, 2017-01 are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

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

MARCH 31, 2020

(unaudited)

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

The Company amortizes the value of in-place leases to expense over the weighted average remaining term of the underlying leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of the Company’s reported net income.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are approximately $10.8 million and approximately $530,000 for the 12 month periods ending March 31, 2021 and 2022, respectively, and none thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary fees for administration of leases, late payments, amenities, and revenue sharing arrangements for cable income from contracts with cable providers at the Company's properties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records the utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At March 31, 2020 and December 31, 2019, the Company recorded $1,501 and $3,927 of allowances for uncollectible receivables, respectively.

Income Taxes

The Company elected to be taxed as a REIT commencing with its taxable year ending December 31, 2017. As a REIT, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, differs from net

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At March 31, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2015 and prior.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2020 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three months ended March 31, 2020 and 2019, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

The Advisory Agreement provides that the Company is not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by the Advisor on the Company’s behalf through March 31, 2018 until after the termination of the primary portion of the Company’s ongoing initial public offering. Additionally, such unreimbursed organization and offering expenses or operational expenses incurred or paid by the Advisor on the Company’s behalf through March 31, 2018 are required to be reimbursed ratably starting after the termination of the primary portion of the Company’s ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. These payments began on November 1, 2019.  During the three months ended March 31, 2020, the Company repaid $1.9 million to the Advisor for both deferred organization and offering and operational expenses.

Organization costs, which included all expenses incurred by the Company in connection with its formation, including but not limited to legal fees and other costs to incorporate, were expensed as incurred. Prior to the Company breaking escrow,

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

the Advisor incurred approximately $104,000 of formation and other operating expenses on the Company's behalf, which will not be reimbursed to the Advisor.

Outstanding Class T shares issued in the Company's primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. Effective November 1, 2019, the Company ceased accruing the distribution and shareholder servicing fee on each Class T share as the Company had reached certain underwriting compensation limits.

Outstanding Class R shares issued in the Company's primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018). Effective November 1, 2019, following the termination of the initial public offering, each of the outstanding Class R shares of common stock automatically converted into a Class I share of common stock pursuant to the terms of the Articles Supplementary for the Class R shares and the Company ceased accruing the distribution and shareholder servicing fee with respect to Class R shares as the Company no longer had any Class R shares outstanding.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$—	$324
Distribution and shareholder servicing fee payable to related parties	—	240
Cash distributions on common stock declared but not yet paid	—	1,225
Stock issued from distribution reinvestment plan	857	577
Subscriptions receivable	—	262
Escrow deposits funded directly by mortgage notes payable	—	350

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real properties	—	18,060

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	1,519	—

Cash paid during the period for:
Interest	$1,476	$1,133

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2020	December 31, 2019
Real estate taxes	$944	$979
Insurance	151	179
Capital improvements	666	758
Total	$1,761	$1,916

In addition, the Company designated unrestricted cash for capital expenditures of $7.4 million and $8.1 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties (in thousands):

	March 31, 2020	December 31, 2019
Land	$29,800	$31,220
Building and improvements	171,458	171,265
Furniture, fixtures, and equipment	4,420	4,014
Construction in progress	340	1,205
	206,018	207,704
Less: accumulated depreciation	(13,206)	(11,221)
Total rental property, net	$192,812	$196,483

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2.2 million and $1.6 million respectively.

Loss on disposal of assets:  During the three months ended March 31, 2020 and 2019, the Company recorded losses on the disposal of assets of approximately $129,000 and $87,000, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents the Company’s disposition activity during the three months ended March 31, 2020 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gain on Disposition	Revenue Attributable to Property Sold	Net Income Attributable to Property Sold (1)
Payne Place	Alexandria, Virginia	March 5, 2020	$3,100	$530	$32	$3

(1) Excludes net gain on disposition.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at March 31, 2020 and December 31, 2019 was $0 and approximately $173,000, respectively, net of the accumulated amortization of $4.6 million and $4.4 million, respectively. At March 31, 2020, intangible assets were fully amortized.

Amortization for the three months ended March 31, 2020 and 2019 was approximately $173,000 and $639,000, respectively.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,298	(196)	21,102	21,398	(208)	21,190
Tramore Village	32,625	(289)	32,336	32,625	(304)	32,321
Matthews Reserve	23,850	(255)	23,595	23,850	(267)	23,583
The Park at Kensington	21,760	(248)	21,512	21,760	(260)	21,500
Wimbledon Oaks	18,410	(225)	18,185	18,410	(235)	18,175
Summit	27,580	(330)	27,250	27,580	(343)	27,237
Total	$145,523	$(1,543)	$143,980	$147,148	$(1,645)	$145,503

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Bay Club	8/1/2024	2.86%	(1)(4)	$89	$56
Tramore Village	4/1/2025	2.79%	(2)(5)	77	84
Matthews Reserve	9/1/2025	4.47%	(3)(5)	90	20
The Park at Kensington	10/1/2025	4.36%	(3)(5)	80	53
Wimbledon Oaks	3/1/2026	4.33%	(3)(5)	67	64
Summit	7/1/2026	3.84%	(3)(5)	89	43

(1)	Variable rate based on one-month LIBOR of 0.99% (at March 31, 2020) plus 1.87%, with a maximum interest rate of 5.75%.
(2)	Variable rate based on one-month LIBOR of 0.99% (at March 31, 2020) plus 1.80%, with a maximum interest rate of 6.25%.
(3)	Fixed rate.
(4)	Monthly payment of principal and interest required.
(5)	Monthly interest-only payment currently required.

All of the mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a portion of the term.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending March 31, and thereafter (in thousands):

2021	$452
2022	1,446
2023	2,574
2024	2,822
2025	21,843
Thereafter	116,386
$145,523

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2020 and 2019, amortization of deferred financing costs of approximately $74,000 and $59,000, respectively, was included in interest expense. Accumulated amortization at March 31, 2020 and December 31, 2019 was approximately $483,000 and $415,000, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending March 31, and thereafter (in thousands):

2021	$294
2022	292
2023	288
2024	284
2025	248
Thereafter	137
$1,543

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with the Advisor

The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor or its affiliates acting on behalf of the Advisor, are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2020, the Company renewed the Advisory Agreement with the Advisor through April 27, 2021.

During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were to be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements. As of March 31, 2020, the Company incurred a total of $9.2 million of organization and offering costs, of which the Advisor advanced $9.0 million on a cumulative basis on behalf of the Company. The Company paid the remaining amount of approximately $249,000 of these costs directly. The maximum liability of the Company was $4.4 million based on the limit on organization and offering expenses payable by the Company included in the Advisory Agreement, which was comprised of the $249,000 initially paid by the Company and $4.2 million of the advance from the Advisor. An adjustment was made during the year ended December 31, 2019 to relieve the Company from the remaining $4.8 million liability due to the Advisor. As of March 31, 2020, the Company has reimbursed $1.7 million to the Advisor.

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

Asset management fees. The Advisor earns a monthly asset management fee equal to 0.083% (one-twelfth of 1.0%) of the appraised asset value for all assets owned at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.

Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price.

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

MARCH 31, 2020

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

Property management fees. The Manager earns a property management fee equal to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and an oversight fee in the same amount on any real property investments that are managed by third parties. Property management fees are deducted directly from the property's operating account by the property manager. The Manager subcontracts operational management of the properties to an unaffiliated third party and pays for those services from its property management fee. Any property management fees paid to unaffiliated third party property managers in excess of 4.5% of actual gross receipts will be reimbursed to the Company by the Advisor.

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

Dealer manager fee and selling commissions. Pursuant to the terms of the amended and restated dealer manager agreement with Resource Securities, the Company generally paid Resource Securities a selling commission of up to 3.0% of gross offering proceeds from the sale of Class R shares and a dealer manager fee of up to 3.5% of gross offering proceeds from the sale of Class R shares (but the aggregate of such fees shall not exceed 5.5% of gross offering proceeds). The Company generally paid Resource Securities a dealer manager fee of up to 1.5% of gross offering proceeds from the sale of the Class I shares. Resource Securities allowed all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees were earned by Resource Securities in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

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

Relationship with RAI and C-III

Property loss pool. Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

The following table presents the Company's amounts receivable from and amounts payable to such related parties (in thousands):

	March 31, 2020	December 31, 2019
Due from related parties:
Advisor	$2	$—
	$2	$—

Due to related parties:
Advisor:
Organization and offering costs	$2,499	$3,076
Operating expense reimbursements (including prepaid expenses)	447	1,778
	2,946	4,854

Manager:
Property management fees	78	81
Operating expense reimbursements	—	3
	78	84

Other:
Resource Real Estate Opportunity REIT I deposited check	12	—

	$3,036	$4,938

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties (in thousands):

	Three Months Ended March 31,
	2020	2019
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$—	$610
Asset management fees (2)	555	415
Disposition fees (10)	62	—
Debt financing fees (3)	—	92
Organization and offering costs (4)	—	324
Operating expense reimbursement (5)(9)	6	405

Manager:
Property management fees (2)	$225	$159
Construction management fees (1)	130	42
Operating expense reimbursements (6)	—	30

RAI:
Internal audit fee (5)	$—	$12

Resource Securities:
Selling commissions and dealer-manager fees (7)	$—	$820
Distribution and shareholder servicing fee (7)(8)	—	424

Other:
The Planning & Zoning Resource Company (1)	$—	$1

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
(4)

Organizational expenses were expensed when incurred and offering costs are included in Deferred offering costs until they are charged to Stockholders' equity on the consolidated balance sheets as proceeds are raised in the offering.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.
(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)	Included in Stockholders' equity on the consolidated balance sheets.
(8)	During the year ended December 31, 2019, there was an adjustment in conjunction with the termination of the primary offering; see Note 2.
(9)	During the year ended December 31, 2019, the Advisor suspended the allocation of rent and payroll costs to the Company.
(10)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,670)	$(2,785)
Less: Class A common stock cash distributions declared	—	85
Less: Class T common stock cash distributions declared	27	123
Less: Class R common stock cash distributions declared	—	988
Less: Class I common stock cash distributions declared	4	62
Undistributed net loss attributable to common stockholders	$(1,701)	$(4,043)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(88)	$(255)
Class A common stock cash distributions declared	—	85
Net loss attributable to Class A common stockholders	$(88)	$(170)
Net loss per Class A common share, basic and diluted	$(0.14)	$(0.27)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	629	635

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(157)	$(448)
Class T common stock cash distributions declared	27	123
Net loss attributable to Class T common stockholders	$(130)	$(325)
Net loss per Class T common share, basic and diluted	$(0.12)	$(0.29)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,118	1,114

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$—	$(3,188)
Class R common stock cash distributions declared	—	988
Net loss attributable to Class R common stockholders	$—	$(2,200)
Net loss per Class R common share, basic and diluted	$—	$(0.28)
Weighted-average number of Class R common shares outstanding, basic and diluted	—	7,937

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(1,456)	$(152)
Class I common stock cash distributions declared	4	62
Net loss attributable to Class I common stockholders	$(1,452)	$(90)
Net loss per Class I common share, basic and diluted	$(0.14)	$(0.24)
Weighted-average number of Class I common shares outstanding, basic and diluted	10,355	380

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of March 31, 2020, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of March 31, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred or were considered probable to occur as of March 31, 2020.

Common Stock

The Company’s charter authorizes the issuance of 1 billion shares of common stock with a par value of $0.01 per share, of which, the Company has allocated 750 million shares as Class R common stock; 75 million shares as Class I common stock; 25 million shares as Class A common stock; and 25 million shares as Class T common stock. 125 million shares of common stock remain undesignated. As of July 3, 2017, the Company ceased offering shares of Class A and Class T common stock and commenced the offering of Class R and Class I common stock in its primary offering. The Company ceased offering Class R and Class I shares in the primary offering on October 31, 2019 and ceased processing subscriptions in the offering on November 15, 2019. The Company continues to offer shares of Class A, Class T, and Class I common stock pursuant to the DRIP.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

At March 31, 2020, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(13,415)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at March 31, 2020	625,848		1,121,639		—		10,406,822

(1)	Includes 222,222 of Class A shares issued to RAI.
(2)	On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Share Redemption Program

During the three months ended March 31, 2020, the Company redeemed shares of its outstanding Class A, Class T, and Class I common stock, as follows:

	Class A		Class T		Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
	5,484		3,587		2,416

All redemptions requests tendered were honored during the three months ended March 31, 2020.

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

On March 27, 2020, the board of directors of the Company suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension is effective as of April 29, 2020. While the share redemption program is partially suspended, both pending and new redemption requests for redemptions submitted other than in connection with a stockholder’s death, qualifying disability or

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

confinement to a long-term care facility will not be honored or retained, but will be cancelled with the ability to resubmit if the share redemption program is fully resumed.

Distributions

During the year ended December 31, 2019, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the period from December 31, 2019 through March 30, 2020 which were paid on January 31, 2020, February 28, 2020, and March 31, 2020.

The distributions were calculated based on the stockholders of record each day during the period at a rate of $0.001469178 per share per day.

Distributions were generally paid to stockholders on the last business day of the month for which the distribution has accrued. Distributions reinvested pursuant to the distribution reinvestment plan are reinvested in shares of the same class as the shares on which distributions are made.

There were no distributions declared during the three months ended March 31, 2020.

The following table presents information regarding the Company's distributions paid to stockholders during the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	Class A	Class T	Class R	Class I	Total
True-up of prior year cash distributions declared	$—	$27	$—	$4	$31

Distributions reinvested in shares of common stock paid	$24	$89	$—	$744	$857
Cash distributions paid	60	61	—	640	761
Total distributions paid	$84	$150	$—	$1,384	$1,618

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the COVID-19 pandemic on its operations.

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

MARCH 31, 2020

(unaudited)

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Interest rate caps	$—	$1	$—	$1

December 31, 2019
Assets:
Interest rate caps	$—	$—	$—	$—

The carrying and fair values of the Company’s mortgage notes payable-outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$145,523	$144,927	$147,148	$144,902

The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At March 31, 2020, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity.

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

MARCH 31, 2020

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three months ended March 31, 2020 and 2019, the Company recorded $5,659 and $853, respectively, of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At March 31, 2020, the Company estimates that an additional $26,756 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
March 31, 2020	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021
December 31, 2019	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$ 1	Prepaid expenses and other assets	$ —	—	$ —	—	$ —

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the Conflicts Committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2020 were in compliance with the charter imposed limitation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this report and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except for the following:

Renewal of Advisory Agreement

Effective April 28, 2020, the Company renewed the Advisory Agreement with the Advisor through April 27, 2021. The terms of the agreement are identical to those of the Advisory Agreement in effect through April 27, 2020.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

MARCH 31, 2020

(unaudited)

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, during April 2020, a small percent of tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.

On April 10, 2020, FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

(Back to Index)

(Back to Index)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Apartment REIT III, Inc. and the notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2019. As used herein, the terms "we," "our" and "us" refer to Resource Apartment REIT III, Inc., a Maryland corporation, and, as required by context, Resource Apartment REIT III OP, LP, a Delaware limited partnership, and to their subsidiaries.

Overview

Resource Apartment REIT III, Inc. is a Maryland corporation that intends to take advantage of its sponsor's multifamily investing and lending platforms to invest in apartment communities in order to provide stockholders with growing cash flow and increasing asset values. We have acquired underperforming apartments which we will renovate and stabilize in order to increase rents. Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we do not expect to be able to invest in as diverse a portfolio of properties as we otherwise would. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource REIT Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

In the near term many of our tenants may suffer difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. As of April 30, 2020, we had received April rent payments equal to approximately 97.3% of the monthly rent for April, which is a reduction in the rate of collections of approximately 0.9% from our rent collections in March 2020. In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion, from approximately 0.1% of our tenants, equal to approximately 0.1% of our monthly rent for April. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates or lease vacant units, in particular if our current tenants default on their leases and vacate. We are temporarily waiving late fees, halting evictions, and offering a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective April 29, 2020. Additionally, most of our value-add rehabilitation projects will be deferred temporarily.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business,

(Back to Index)

(Back to Index)

financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, as noted above, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVIC-19 pandemic.  Further, we have no debt maturing until August 2024 and are conservatively leveraged with an aggregate portfolio leverage of 66%. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. Since our inception, we have acquired interests in seven multifamily properties. At March 31, 2020, we owned six multifamily properties.

Although the COVID-19 pandemic did not significantly impact our operating results for the quarter ending March 31, 2020, we expect that the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth the results of our operations:

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$5,089	$3,723
Total revenues	5,089	3,723

Expenses:
Rental operating - expenses	869	682
Rental operating - payroll	489	371
Rental operating - real estate taxes	730	497
Subtotal- rental operating	2,088	1,550
Property management fees	—	2
Management fees - related parties	780	574
General and administrative	416	860
Loss on disposal of assets	129	87
Depreciation and amortization expense	2,360	2,237
Total expenses	5,773	5,310
Loss before net gains on dispositions	(684)	(1,587)
Net gain on disposition of property	530	—
Loss before other income (expense)	(154)	(1,587)

Other income (expense):
Interest income	27	70
Interest expense	(1,543)	(1,268)
Total other income (expense)	(1,516)	(1,198)
Net loss	$(1,670)	$(2,785)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the four properties that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Rental income	$3,446	$1,643	$—	$5,089	$3,251	$472	$—	$3,723
Total revenues	3,446	1,643	—	5,089	3,251	472	—	3,723

Expenses:
Rental operating -expenses	477	392	—	869	636	46	—	682
Rental operating - payroll	320	169	—	489	318	53	—	371
Rental operating - real estate taxes	371	359	—	730	390	107	—	497
Subtotal- rental operating	1,168	920	—	2,088	1,344	206	—	1,550
Property management fees	—	—	—	—	—	2	—	2
Management fees - related parties	153	72	555	780	144	15	415	574
General and administrative	99	54	263	416	156	20	684	860
Loss on disposal of assets	98	31	—	129	87	—	—	87
Depreciation and amortization expense	1,571	789	—	2,360	1,915	322	—	2,237
Total expenses	3,089	1,866	818	5,773	3,646	565	1,099	5,310
Loss before net gains on dispositions	357	(223)	(818)	(684)	(395)	(93)	(1,099)	(1,587)
Net gain on disposition of property	—	530	—	530	—	—	—	—
Loss before other income (expense)	357	307	(818)	(154)	(395)	(93)	(1,099)	(1,587)

Other income (expense):
Interest income	5	1	21	27	—	—	70	70
Interest expense	(1,039)	(504)	—	(1,543)	(1,144)	(124)	—	(1,268)
Total other income (expense)	(1,034)	(503)	21	(1,516)	(1,144)	(124)	70	(1,198)
Net loss	$(677)	$(196)	$(797)	$(1,670)	$(1,539)	$(217)	$(1,029)	$(2,785)

Total revenues

Total revenues for the three months ended March 31, 2020 increased by $1.4 million as compared to the three months ended March 31, 2019 due to six properties comprised of 1,349 units owned for the entire quarter ended March 31, 2020 as compared to only five properties comprised of 971 units owned for the entire quarter ended March 31, 2019. In addition, the increase reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the three months ended March 31, 2020 increased by approximately $538,000 as compared to the three months ended March 31, 2019 due to six properties comprised of 1,349 units owned for the entire quarter ended March 31, 2020 as compared to only five properties comprised of 971 units owned for the entire quarter ended March 31, 2019.

Management fees - related parties

(Back to Index)

(Back to Index)

Management fees - related parties expense for the three months ended March 31, 2020 increased by approximately $206,000 as compared to the three months ended March 31, 2019 due to an increase in property management fees and asset management fees due to six properties comprised of 1,349 units owned for the entire quarter ended March 31, 2020 as compared to only five properties comprised of 971 units owned for the entire quarter ended March 31, 2019.

General and administrative

General and administrative expense for the three months ended March 31, 2020 decreased by approximately $444,000 as compared to the three months ended March 31, 2019 due to a decrease in allocated expenses effective July 1, 2019.

Depreciation and amortization

Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.  Depreciation expense for the three months ended March 31, 2020 increased by approximately $589,000 as compared to the three months ended March 31, 2019 due to six properties comprised of 1,349 units owned for the entire quarter ended March 31, 2020 as compared to only five properties comprised of 971 units owned for the entire quarter ended March 31, 2019. Amortization expense for the three months ended March 31, 2020 decreased by approximately $466,000 as compared to the three months ended March 31, 2019 due to in-place leases being fully amortized during the three months ended March 31, 2020.

Interest expense

Interest expense for the three months ended March 31, 2020 increased by approximately $275,000 as compared to the three months ended March 31, 2019 due to six properties comprised of 1,349 units owned for the entire quarter ended March 31, 2020 as compared to only five properties comprised of 971 units owned for the entire quarter ended March 31, 2019.

(Back to Index)

(Back to Index)

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

We anticipate deriving the capital required to conduct our operations from our operating income, the proceeds of our DRIP offering, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. At March 31, 2020, we have purchased seven properties using both offering proceeds and debt financing and have sold one property.

Our primary public offering stage terminated as of October 31, 2019 having raised substantially less than the maximum offering amount. Therefore, we have made fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we have acquired. Further, we will have certain fixed operating expenses, including certain expenses as a publicly registered REIT. Our fixed operating expenses as a percentage of gross income will reduce our net income and could limit our ability to make distributions.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms. In addition, our ability to derive the capital needed to conduct our operations may be adversely affected by the impact of the COVID-19 pandemic as discussed above.

Capital Expenditures

We deployed a total of $1.9 million during the three months ended March 31, 2020 for capital expenditures (in thousands) We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations:

Multifamily Community	Capital deployed during three months ended March 31, 2020	Remaining capital budgeted
Payne Place	$—	$—
Bay Club	122	570
Tramore Village	464	1,083
Matthews	304	1,297
Kensington	197	1,205
Wimbledon Oaks	518	797
Summit	299	2,415
	$1,904

(Back to Index)

(Back to Index)

Gross offering proceeds

At March 31, 2020, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(13,415)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at March 31, 2020	625,848		1,121,639		—		10,406,822

(1)Includes 222,222 of Class A shares issued to RAI.

(2)On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,298	(196)	21,102	21,398	(208)	21,190
Tramore Village	32,625	(289)	32,336	32,625	(304)	32,321
Matthews Reserve	23,850	(255)	23,595	23,850	(267)	23,583
The Park at Kensington	21,760	(248)	21,512	21,760	(260)	21,500
Wimbledon Oaks	18,410	(225)	18,185	18,410	(235)	18,175
Summit	27,580	(330)	27,250	27,580	(343)	27,237
Total	$145,523	$(1,543)	$143,980	$147,148	$(1,645)	$145,503

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of March 31, 2020, the weighted average interest rate of all our outstanding indebtedness was 3.71%.

Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet

(Back to Index)

(Back to Index)

our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we expect to leverage our assets in an amount equal to 65% to 75% of the cost of our assets.

We have financed the acquisition costs of real estate investments by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. The properties acquired serve as collateral for the debt we incurred and are nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders and our assets would serve as collateral for this type of debt incurred to acquire real estate investments.

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

Our Advisory Agreement provides that we were not responsible for the repayment of any unreimbursed organization and offering expenses or operational expenses incurred by our Advisor on our behalf through March 31, 2018 until after the termination of the primary portion of our ongoing initial public offering. Additionally, the Advisory Agreement provides that such unreimbursed organization and offering expenses or operational expenses incurred or paid by our Advisor on our behalf through March 31, 2018 are required to be reimbursed ratably starting after the termination of the primary portion of our ongoing initial public offering through April 30, 2021 for organization and offering expenses and through April 30, 2020 for operating expenses. These payments began on November 1, 2019.

As of March 31, 2020, we have incurred approximately $9.2 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. Initially, we had paid approximately $249,000 of these costs directly and our Advisor advanced $9.0 million on our behalf.

Of this total, we have charged $4.4 million to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering and is the maximum liability for organization and offering costs, based on the 4.0% limit described above. Due to the maximum liability of $4.4 million, we are responsible for the $249,000 initially paid by us and $4.2 million of the advance from our Advisor. An adjustment was made during the year ended December 31, 2019, to relieve us from the remaining $4.8 million liability due to our Advisor. As of March 31, 2020, we have reimbursed $1.7 million to our Advisor.

Organization costs, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate, were expensed as incurred.

Outstanding Class T shares issued in our primary offering were subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018) for up to five years from the date on which such share is issued. Effective November 1, 2019, in connection with the termination of our initial public primary offering, we ceased accruing the distribution and shareholder servicing fee on each Class T share as we had reached certain underwriting compensation limits.

(Back to Index)

(Back to Index)

Outstanding Class R shares issued in our primary offering were also subject to an annual distribution and shareholder servicing fee in the amount of 1% of the estimated NAV of the share (1% of purchase price prior to June 29, 2018). Effective November 1, 2019, following the termination of our initial public primary offering, each of our Class R shares of common stock automatically converted into a Class I share of common stock pursuant to the terms of the Articles Supplementary for the Class R shares and we ceased accruing the distribution and shareholder servicing fee with respect to Class R shares as we no longer had any Class R shares outstanding.

We recorded the distribution and shareholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T and Class R shares on the date the shares are issued. The liability was relieved over time, as the fees were paid to the Dealer Manager, or as the fees are adjusted (if the fees were no longer payable pursuant to the conditions described above).

Asset Management Costs

We expect to use our operating income to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.

Operating Expenses

At the end of each fiscal quarter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of our Board has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended March 31, 2020 were in compliance with the charter-imposed limitation.

Operating expenses for the four fiscal quarters ended March 31, 2020 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.

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

Distributions

For the three months ended March 31, 2020, we paid aggregate distributions, as follows (in thousands):

	Three Months Ended March 31, 2020
	Class A	Class T	Class R	Class I	Total
True-up of prior year cash distributions declared	$—	$27	$—	$4	$31

Distributions reinvested in shares of common stock paid	$24	$89	$—	$744	$857
Cash distributions paid	60	61	—	640	761
Total distributions paid	$84	$150	$—	$1,384	$1,618

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the COVID-19 pandemic on our operations.

(Back to Index)

(Back to Index)

Distributions paid and sources of distributions paid were as follows for the three months ended March 31, 2020 (in thousands):

	Distributions Paid				Sources of Distributions Paid
					Property Dispositions	Offering Proceeds
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Used in Operating Activities	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$761	$857	$1,618	$(1,861)	$530 / 33%	$1,088 / 67%

Cash distributions paid since inception were as follows (in thousands):

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4	$11	$15,904
Seven months ended July 31, 2017	$0.000547945 per day	41	48	88,694
Five months ended December 31, 2017	$0.001434521 per day	248	228	476,274
Six months ended June 30, 2018	$0.001434521 per day	606	496	1,102
Six months ended December 31, 2018	$0.001458630 per day	923	781	1,703,753
Three months ended March 31, 2019	$0.001458630 per day	577	493	1,070
Nine months ended December 31, 2019	$0.001469178 per day	2,189	1,964	4,153
Three months ended March 31, 2020	$0.001469178 per day	857	761	1,618
		$5,445	$4,782	$2,292,568

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee through October 31, 2019.

Our net loss attributable to common stockholders for the three months ended March 31, 2020 was $1.7 million and net cash used in operating activities was $1.9 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through March 31, 2020 are $10.2 million and $23.1 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering, proceeds from debt financing and proceeds from property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

(Back to Index)

we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA. MFFO excludes from FFO the following items:

(1)	straight-line rent amounts, both income and expense;
(2)	amortization of above- or below-market intangible lease assets and liabilities;
(3)	amortization of discounts and premiums on debt investments;
(4)	impairment charges;
(5)	gains or losses from the early extinguishment of debt;
(6)

gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(7)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;
(8)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;
(9)	gains or losses related to contingent purchase price adjustments; and
(10)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our acquisition stage is completed. We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry. MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.

A core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our

(Back to Index)

(Back to Index)

operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.

Neither FFO, MFFO nor AFFO should be considered as an alternative to net loss attributable to common stockholders, nor is an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements. Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.   Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO, MFFO and AFFO are much more limited measures of assessing our operating performance.  See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations -- COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.

The following section presents our calculation of FFO, MFFO and AFFO, in addition to providing additional information related to our operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss - GAAP	$(1,670)	$(2,785)
Net gain on disposition of property	(530)	—
Depreciation expense	2,187	1,598
FFO attributable to common stockholders	(13)	(1,187)
Adjustments for straight-line rents	4	(3)
Amortization of intangible lease assets	173	639
MFFO attributable to common stockholders	164	(551)
Net gain on disposition of property	530	—
AFFO attributable to common stockholders	$694	$(551)

Basic and diluted net loss per common share - GAAP	$(0.14)	$(0.28)
FFO per share	$—	$(0.12)
MFFO per share	$0.01	$(0.05)
AFFO per share	$0.06	$(0.05)
Weighted average shares outstanding (1)	12,102	10,066

(1)None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of both March 31, 2020 and 2019.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2019 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, which would require an adjustment to or additional disclosure in the consolidated financial statements, except for the following:

Renewal of Advisory Agreement

Effective April 28, 2020, we renewed the Advisory Agreement with our Advisor through April 27, 2021. The terms of the agreement are identical to those of the Advisory Agreement in effect through April 27, 2020.

(Back to Index)

(Back to Index)

COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, in the month of April 2020, a small percent of tenants have requested rent deferral as a result of the pandemic. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.

On April 10, 2020, FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

We are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows and the markets and communities in which we operate and our multifamily residents work and reside.

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants work and reside could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:

•

reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;

•

health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;

•	disruption in supply and delivery chains;
•	a general decline in business activity and demand for real estate;
•	federal, state and/or local laws or regulations or lender requirements implemented in response to COVID-19 that may prohibit us from evicting tenants at our properties;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

•

the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our residents’ financial situation or the global economy as a whole.  Nevertheless, it appears reasonably likely in the near term that many of our tenants may suffer reductions in income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants will seek rent deferrals or become unable to pay their rent.  In the last month, we have received a small percent of requests for such deferrals.  If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.

(Back to Index)

(Back to Index)

The current offering price of shares under our distribution reinvestment plan is equal to 100% of our current estimated value per share which was derived from the estimated value of our investments as of December 31, 2019 and approved by our board of directors on March 19, 2020.  It does not take into account developments in our portfolio or the markets since December 31, 2019, including the current business disruptions as a result of the COVID-19 pandemic. As a result of these developments, a reinvestment of distributions in our common stock bears increased risk.

Pursuant to our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of our common stock under the plan at a price equal to 100% of the estimated value per share of our common stock. As such, participants currently acquire shares of the Company’s common stock under the plan at a price equal to $9.01 per share. The value of our shares will fluctuate over time in response to developments related to the performance of individual assets in the portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2019. In particular, the outbreak of the COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally as discussed in the risk factor above. These risks are not priced into our most recent estimated value per share and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets.  As a result, a reinvestment of distribution in our common stock bears increased risk.

For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of our most estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Company’s annual report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the three months ended March 31, 2020 were sold in an offering registered under the Securities Act of 1933.

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

(Back to Index)

(Back to Index)

a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described below.

Shares received as a stock dividend are redeemed at the redemption price applicable to that stockholder’s initial share purchase anniversary.

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of March 31, 2020:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.44
2 years	$8.66
3 years	$8.89
4 years	$9.12

During the three months ended March 31, 2020, we redeemed shares of our Class A, Class T and Class I common stock as follows:

	Class A		Class T		Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
	5,484		3,587		2,416

All redemption requests submitted in good order were honored for the three months ended March 31, 2020.

On March 27, 2020, our board of directors approved the partial suspension of the share redemption program, effective as of April 29, 2020. As a result, our board of directors will not consider any redemption requests submitted for the second quarter of 2020 except for redemptions sought in connection with a stockholder’s death, qualifying disability or confinement to long-term care, which are not impacted by this suspension.

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

10.1

Form of Indemnification Agreement between the Company and each independent director of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2020)

10.2

Advisory Agreement by and between the Resource Apartment REIT III, Inc. and REIT Advisor, LLC, dated April 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 28, 2020)

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

RESOURCE APARTMENT REIT III, INC.

May 11, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)