Form 10-Q
period 2020-06-30
Resource Apartment REIT III, Inc.
filed 2020-08-07
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55923

RESOURCE APARTMENT REIT III, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-4608249
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 17th Floor, Philadelphia, PA, 19103
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

As of August 6, 2020, there were 625,848 outstanding shares of Class A common stock, 1,121,639 outstanding shares of Class T common stock, and 10,401,323 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$191,077	$196,483
Identified intangible assets, net	—	173
Total investments	191,077	196,656

Cash	23,845	28,430
Restricted cash	1,924	1,916
Tenant receivables, net	92	31
Prepaid expenses and other assets	867	599
Total assets	$217,805	$227,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$143,940	$145,503
Accounts payable and accrued expenses	1,104	2,552
Accrued real estate taxes	1,242	601
Due to related parties	2,004	4,938
Tenant prepayments	132	194
Security deposits	426	382
Distributions payable	—	1,587
Total liabilities	148,848	155,757

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, issued and outstanding	1	1
Class A common stock, par value $0.01: 25,000,000 shares authorized, 625,848 and 628,691 issued and outstanding, respectively	6	6
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,121,639 and 1,115,458 issued and outstanding, respectively	11	11
Class I common stock, par value $0.01: 75,000,000 shares authorized, 10,401,323 and 10,327,291 issued and outstanding, respectively	104	103
Additional paid-in capital	104,430	103,725
Accumulated other comprehensive loss	(19)	(32)
Accumulated deficit	(35,576)	(31,939)
Total stockholders’ equity	68,957	71,875
Total liabilities and stockholders’ equity	$217,805	$227,632

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$5,132	$4,091	$10,221	$7,747
Total revenues	5,132	4,091	10,221	7,747

Expenses:
Rental operating - expenses	1,049	810	1,918	1,492
Rental operating - payroll	491	412	980	783
Rental operating - real estate taxes	705	579	1,435	1,076
Subtotal- rental operating	2,245	1,801	4,333	3,351
Property management fees	—	3	—	5
Management fees - related parties	793	631	1,573	1,205
General and administrative	355	602	771	1,395
Loss on disposal of assets	73	131	202	218
Depreciation and amortization expense	2,235	2,216	4,595	4,453
Total expenses	5,701	5,384	11,474	10,627
Loss before net gains on dispositions	(569)	(1,293)	(1,253)	(2,880)
Net gain on disposition of property	—	—	530	—
Loss before other income (expense)	(569)	(1,293)	(723)	(2,880)

Other income (expense):
Interest income	9	83	36	153
Interest expense	(1,376)	(1,392)	(2,919)	(2,660)
Total other income (expense)	(1,367)	(1,309)	(2,883)	(2,507)
Net loss	$(1,936)	$(2,602)	$(3,606)	$(5,387)

Other comprehensive income:
Designated derivatives, fair value adjustments	7	2	13	—
Total other comprehensive income	7	2	13	—
Comprehensive loss	$(1,929)	$(2,600)	$(3,593)	$(5,387)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class A common stock:
Net loss attributable to Class A common stockholders	$(100)	$(138)	$(188)	$(306)
Net loss per Class A share, basic and diluted	$(0.16)	$(0.22)	$(0.30)	$(0.48)
Weighted average Class A common shares outstanding, basic and diluted	626	636	627	636

Class T common stock:
Net loss attributable to Class T common stockholders	$(178)	$(269)	$(309)	$(591)
Net loss per Class T share, basic and diluted	$(0.16)	$(0.24)	$(0.28)	$(0.53)
Weighted average Class T common shares outstanding, basic and diluted	1,122	1,118	1,120	1,116

Class R common stock:
Net loss attributable to Class R common stockholders	$—	$(2,089)	$—	$(4,291)
Net loss per Class R share, basic and diluted	$—	$(0.23)	$—	$(0.51)
Weighted average Class R common shares outstanding, basic and diluted	—	8,969	—	8,456

Class I common stock:
Net loss attributable to Class I common stockholders	$(1,658)	$(106)	$(3,109)	$(199)
Net loss per Class I share, basic and diluted	$(0.16)	$(0.18)	$(0.30)	$(0.41)
Weighted average Class I common shares outstanding, basic and diluted	10,406	586	10,381	484

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(in thousands)

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at April 1, 2020	626	1,122	—	10,407	$6	$11	$—	$104	50	$1	$104,480	$(26)	$(33,640)	$70,936
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,936)	(1,936)
Share redemptions	—	—	—	(6)	—	—	—	—	—	—	(50)	—	—	(50)
Balance, at June 30, 2020	626	1,122	—	10,401	$6	$11	$—	$104	50	$1	$104,430	$(19)	$(35,576)	$68,957

Balance, at January 1, 2020	629	1,115	—	10,327	$6	$11	$—	$103	50	$1	$103,725	$(32)	$(31,939)	$71,875
True-up of prior year cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Common stock issued through distribution reinvestment plan	2	10	—	82	—	—	—	1	—	—	856	—	—	857
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,606)	(3,606)
Share redemptions	(5)	(3)	—	(8)	—	—	—	—	—	—	(151)	—	—	(151)
Balance, at June 30, 2020	626	1,122	—	10,401	$6	$11	$—	$104	50	$1	$104,430	$(19)	$(35,576)	$68,957

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY- (continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(in thousands)

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at April 1, 2019	637	1,119	8,744	456	$6	$11	$87	$5	50	$1	$92,374	$(42)	$(19,502)	$72,940
Issuance of common stock	—	—	489	157	—	—	5	1	—	—	6,218	—	—	6,224
Offering costs	—	—	—	—	—	—	—	—	—	—	(598)	—	—	(598)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,353)	(1,353)
Common stock issued through distribution reinvestment plan	3	8	61	1	—	—	1	—	—	—	666	—	—	667
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,602)	(2,602)
Share redemptions	(17)	(28)	—	—	—	—	—	—	—	—	(388)	—		(388)
Balance, at June 30, 2019	623	1,099	9,294	614	$6	$11	$93	$6	50	$1	$98,272	$(40)	$(23,457)	$74,892

Balance, at January 1, 2019	634	1,111	7,182	330	$6	$11	$72	$3	50	$1	$77,896	$(40)	$(15,459)	$62,490
Issuance of common stock	—	—	1,999	283	—	—	20	3	—	—	21,995	—	—	22,018
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,474)	—	—	(2,474)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(2,611)	(2,611)
Common stock issued through distribution reinvestment plan	6	16	113	1	—	—	1	—	—	—	1,243	—	—	1,244
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—		—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,387)	(5,387)
Share redemptions	(17)	(28)	—	—	—			—	—	—	(388)	—	—	(388)
Balance, at June 30, 2019	623	1,099	9,294	614	$6	$11	$93	$6	50	$1	$98,272	$(40)	$(23,457)	$74,892

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,606)	$(5,387)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	202	218
Depreciation and amortization	4,595	4,453
Amortization of deferred financing costs	147	117
Net gain on disposition of property	(530)	—
Realized loss on change in fair value of interest rate cap	13	3
Changes in operating assets and liabilities:
Tenant receivables, net	(63)	(9)
Due from related parties	—	8
Prepaid expenses and other assets	(271)	(218)
Due to related parties	(2,934)	(700)
Accounts payable and accrued expenses	367	1,165
Tenant prepayments	(62)	(75)
Security deposits	57	5
Net cash used in operating activities	(2,085)	(420)

Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	1,340	—
Property acquisition	—	(17,335)
Capital expenditures	(2,701)	(2,812)
Net cash used in investing activities	(1,361)	(20,147)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	21,768
Redemptions of common stock	(151)	(388)
Payments on borrowings	(219)	(18)
Payment of deferred financing costs	—	(715)
Distributions paid on common stock	(761)	(1,089)
Net cash (used in) provided by financing activities	(1,131)	19,558

Net decrease in cash and restricted cash	(4,577)	(1,009)
Cash and restricted cash at beginning of period	30,346	33,711
Cash and restricted cash at end of period	$25,769	$32,702

Reconciliation of cash and restricted cash
Cash	$23,845	$30,338
Restricted Cash	1,924	2,364
Cash and restricted cash at end of period	$25,769	$32,702

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company has raised aggregate gross primary offering proceeds of approximately $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock.

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

The prices per share for each class of shares of the Company's common stock through June 30, 2020 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 30, 2020 (1)	$9.12	$9.12	$9.12	$9.12
March 31, 2020 through June 30, 2020 (1)	$9.01	$9.01	n/a	$9.01

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s most recent estimated NAV per share.

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

JUNE 30, 2020

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

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the six months ended June 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

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

Concentration of Risk

At June 30, 2020, the Company's real estate investments in Florida, Georgia, and Virginia represented 28%, 22%, and 19%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, the Company adopted ASU No. 2016-13 and the adoption had no impact on its consolidated financial statements and disclosures since the Company did not have instruments subject to this guidance at the adoption or at June 30, 2020.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. On January 1, 2020, the Company adopted ASU No. 2017-04 and the adoption did not have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at the adoption or at June 30, 2020.

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

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

On April 10, 2020, FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has not elected to apply the lease modification guidance to our leases. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Construction management fees are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of June 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not be recoverable as of June 30, 2020. There were no impairment losses recorded on long lived assets during the three and six months ended June 30, 2020 and 2019.

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

JUNE 30, 2020

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

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $12.5 million and approximately $488,000 for the 12 month periods ending June 30, 2021 and 2022, respectively, and none thereafter.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables. Payment terms vary and receivables outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes off receivables when they become uncollectible. At June 30, 2020 and December 31, 2019, the Company recorded $4,123 and $3,927 of allowances for uncollectible receivables, respectively.

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

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At June 30, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. None of the 50,000 shares of convertible stock (discussed in Note 10) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2020 (were such date to represent the end of the contingency period). For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and six months ended June 30, 2020 and 2019, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

JUNE 30, 2020

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$—	$629
Distribution and shareholder servicing fee payable to related parties	—	95
Cash distributions on common stock declared but not yet paid	—	1,316
Stock issued from distribution reinvestment plan	857	1,244
Subscriptions receivable	—	110
Escrow deposits funded directly by mortgage notes payable	—	798

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real properties	—	45,192

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	1,519	—

Cash paid during the period for:
Interest	$2,848	$2,481

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2020	December 31, 2019
Real estate taxes	$1,428	$979
Insurance	113	179
Capital improvements	383	758
Total	$1,924	$1,916

In addition, the Company designated unrestricted cash for capital expenditures of $7.0 million and $8.1 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties (in thousands):

	June 30, 2020	December 31, 2019
Land	$29,800	$31,220
Building and improvements	172,007	171,265
Furniture, fixtures, and equipment	4,622	4,014
Construction in progress	60	1,205
	206,489	207,704
Less: accumulated depreciation	(15,412)	(11,221)
Total rental property, net	$191,077	$196,483

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

Depreciation expense for the three and six months ended June 30, 2020 was $2.2 million and $4.4 million respectively. Depreciation expense for the three and six months ended June 30, 2019 was $1.7 million and $3.3 million, respectively.

Loss on disposal of assets:  During the three and six months ended June 30, 2020, the Company recorded losses on the disposal of assets of approximately $73,000 and $202,000, respectively. During the three and six months ended June 30, 2019, the Company recorded losses on the disposal of assets of approximately $131,000 and $218,000, respectively. The Company’s losses on disposals were primarily due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents the Company’s disposition activity during the six months ended June 30, 2020 (in thousands):

				Net Gain on Disposition
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended June 30, 2020	Six months ended June 30, 2020
Payne Place	Alexandria, Virginia	March 5, 2020	$3,100	$—	$530

The following table presents the Company’s revenue and net income/(loss) attributable to the property sold, excluding gain on sale, during the three and six months ended June 30, 2020 (in thousands):

	Revenue Attributable to Property Sold		Net Income/(Loss) Attributable to Property Sold
Multifamily Community	Three months ended June 30, 2020	Six months ended June 30, 2020	Three months ended June 30, 2020	Six months ended June 30, 2020
Payne Place	$—	$32	$(1)	$2

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at June 30, 2020 and December 31, 2019 was $0 and approximately $173,000, respectively, net of the accumulated amortization of $4.6 million and $4.4 million, respectively. At June 30, 2020, intangible assets were fully amortized.

Amortization for the three and six months ended June 30, 2020 was $0 and approximately $173,000, respectively.  Amortization for the three and six months ended June 30, 2019 was approximately $469,000 and $1.1 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,184	(184)	21,000	21,398	(208)	21,190
Tramore Village	32,625	(274)	32,351	32,625	(304)	32,321
Matthews Reserve	23,850	(243)	23,607	23,850	(267)	23,583
The Park at Kensington	21,760	(236)	21,524	21,760	(260)	21,500
Wimbledon Oaks	18,410	(216)	18,194	18,410	(235)	18,175
Summit	27,580	(316)	27,264	27,580	(343)	27,237
Total	$145,409	$(1,469)	$143,940	$147,148	$(1,645)	$145,503

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Bay Club	8/1/2024	2.03%	(1)(4)	$79	$56
Tramore Village	4/1/2025	1.96%	(2)(5)	65	59
Matthews Reserve	9/1/2025	4.47%	(3)(5)	90	43
The Park at Kensington	10/1/2025	4.36%	(3)(5)	80	53
Wimbledon Oaks	3/1/2026	4.33%	(3)(5)	67	63
Summit	7/1/2026	3.84%	(3)(5)	89	43

(1)	Variable rate based on one-month LIBOR of 0.16% (at June 30, 2020) plus 1.87%, with a maximum interest rate of 5.75%.
(2)	Variable rate based on one-month LIBOR of 0.16% (at June 30, 2020) plus 1.80%, with a maximum interest rate of 6.25%.
(3)	Fixed rate.
(4)	Monthly payment of principal and interest required.
(5)	Monthly interest-only payment currently required.

All of the mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a portion of the term.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending June 30, and thereafter (in thousands):

2021	$648
2022	1,922
2023	2,871
2024	2,994
2025	50,774
Thereafter	86,200
$145,409

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three and six months ended June 30, 2020, amortization of deferred financing costs of approximately $73,000 and $147,000, respectively, was included in interest expense. During the three and six months ended June 30, 2019, amortization of deferred financing costs of approximately $58,000 and $117,000, respectively, was included in interest expense. Accumulated amortization at June 30, 2020 and December 31, 2019 was approximately $556,000 and $415,000, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending June 30, and thereafter (in thousands):

2021	$294
2022	291
2023	287
2024	282
2025	223
Thereafter	92
$1,469

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

During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were to be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements. As of June 30, 2020, the Company incurred a total of $9.2 million of organization and offering costs, of which the Advisor advanced $9.0 million on a cumulative basis on behalf of the Company. The Company paid the remaining amount of approximately $249,000 of these costs directly. The maximum liability of the Company was $4.4 million based on the limit on organization and offering expenses payable by the Company included in the Advisory Agreement, which was comprised of the $249,000 initially paid by the Company and $4.2 million of the advance from the Advisor. An adjustment was made during the year ended December 31, 2019 to relieve the Company from the remaining $4.8 million liability due to the Advisor. As of June 30, 2020, the Company has repaid $2.3 million to the Advisor for deferred organization and offering costs and $1.9 million of deferred organization and offering costs remain in related party payables.

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

JUNE 30, 2020

(unaudited)

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

Relationship with the Manager

The Manager manages real estate properties and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.

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

Construction management fees. The Manager earns a construction management fee equal to 5.0% of actual aggregate costs to construct improvements to, or to repair, rehab, or reconstruct, a property.

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

JUNE 30, 2020

(unaudited)

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

General liability loss policy.  The Company (with other properties directly managed by RAI) has an insured and dedicated limit for the general liability of $1.0 million per occurrence. Total claims are limited to $2.0 million per premium year. In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident.

Internal audit fees. RAI performs internal audit services for the Company.

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.

The following table presents the Company's amounts payable to such related parties (in thousands):

	June 30, 2020	December 31, 2019
Advisor:
Organization and offering costs	$1,923	$3,076
Operating expense reimbursements (including prepaid expenses)	3	1,778
	1,926	4,854

Manager:
Property management fees	78	81
Operating expense reimbursements	—	3
	78	84

	$2,004	$4,938

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

The following table presents the Company's fees earned by and expenses incurred from such related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$—	$846	$—	$1,456
Asset management fees (2)	566	459	1,121	874
Disposition fees (10)	—	—	62	—
Debt financing fees (3)	—	138	—	230
Organization and offering costs (4)	—	305	—	629
Operating expense reimbursement (5)(9)	4	361	10	766

Manager:
Property management fees (2)	$227	$171	$452	$330
Construction management fees (1)	35	72	165	114
Operating expense reimbursements (6)	—	8	—	38

RAI:
Internal audit fee (5)	$—	$13	$—	$25

Resource Securities:
Selling commissions and dealer-manager fees (7)	$—	$278	$—	$1,098
Distribution and shareholder servicing fee (7)(8)	—	71	—	495

Other:
The Planning & Zoning Resource Company (1)	$—	$2	$—	$3

(1)	Capitalized and included in Rental properties, net on the consolidated balance sheets.
(2)	Included in Management fees - related parties on the consolidated statements of operations and comprehensive loss.
(3)	Included in Mortgage notes payable on the consolidated balance sheets.
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

JUNE 30, 2020

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,936)	$(2,602)	$(3,606)	$(5,387)
Less: Class A common stock cash distributions declared	—	84	—	169
Less: Class T common stock cash distributions declared	—	122	27	244
Less: Class R common stock cash distributions declared	—	1,048	—	2,035
Less: Class I common stock cash distributions declared	—	99	4	162
Undistributed net loss attributable to common stockholders	$(1,936)	$(3,955)	$(3,637)	$(7,997)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(100)	$(222)	$(188)	$(475)
Class A common stock cash distributions declared	—	84	—	169
Net loss attributable to Class A common stockholders	$(100)	$(138)	$(188)	$(306)
Net loss per Class A common share, basic and diluted	$(0.16)	$(0.22)	$(0.30)	$(0.48)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	626	636	627	636

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(178)	$(391)	$(336)	$(835)
Class T common stock cash distributions declared	—	122	27	244
Net loss attributable to Class T common stockholders	$(178)	$(269)	$(309)	$(591)
Net loss per Class T common share, basic and diluted	$(0.16)	$(0.24)	$(0.28)	$(0.53)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,122	1,118	1,120	1,116

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$—	$(3,137)	$—	$(6,326)
Class R common stock cash distributions declared	—	1,048	—	2,035
Net loss attributable to Class R common stockholders	$—	$(2,089)	$—	$(4,291)
Net loss per Class R common share, basic and diluted	$—	$(0.23)	$—	$(0.51)
Weighted-average number of Class R common shares outstanding, basic and diluted	—	8,969	—	8,456

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(1,658)	$(205)	$(3,113)	$(361)
Class I common stock cash distributions declared	—	99	4	162
Net loss attributable to Class I common stockholders	$(1,658)	$(106)	$(3,109)	$(199)
Net loss per Class I common share, basic and diluted	$(0.16)	$(0.18)	$(0.30)	$(0.41)
Weighted-average number of Class I common shares outstanding, basic and diluted	10,406	586	10,381	484

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of both June 30, 2020 and December 31, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorizes the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of June 30, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which are owned by the Advisor. The convertible stock will convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange or the Company consummates a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

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

No triggering events have occurred or were considered probable to occur as of June 30, 2020.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

At June 30, 2020, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(18,914)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at June 30, 2020	625,848		1,121,639		—		10,401,323

(1)	Includes 222,222 of Class A shares issued to RAI.
(2)	On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Share Redemption Program

During the six months ended June 30, 2020, the Company redeemed shares of its outstanding Class A, Class T, and Class I common stock, as follows:

	Class A			Class T	Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
April 2020	—	—	—	—	—	—
May 2020	—	—	—	—	—	—
June 2020	—	—	—	—	5,499	$9.01
	5,484		3,587		7,915

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

On March 27, 2020, the board of directors of the Company suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension was effective as of April 29, 2020. While the share redemption program is partially suspended, both pending and new redemption requests for redemptions submitted other than in connection with a stockholder’s death, qualifying disability or

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

JUNE 30, 2020

(unaudited)

confinement to a long-term care facility will not be honored or retained, but will be cancelled with the ability to resubmit if the share redemption program is fully resumed.

All redemption requests tendered related to a stockholder’s death, qualifying disability or confinement to a long-term care facility were honored during the three months ended June 30, 2020.

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

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the COVID-19 pandemic on its operations. There were no distributions declared during the six months ended June 30, 2020.

The following table presents information regarding the Company's distributions paid to stockholders during the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30, 2020
	Class A	Class T	Class R	Class I	Total
True-up of prior year cash distributions declared	$—	$27	$—	$4	$31

Distributions reinvested in shares of common stock paid	$24	$89	$—	$744	$857
Cash distributions paid	60	61	—	640	761
Total distributions paid	$84	$150	$—	$1,384	$1,618

NOTE 12 - FAIR VALUE MEASURES AND DISCLOSURES

In analyzing the fair value of its financial investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, restricted cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature. The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

JUNE 30, 2020

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Interest rate caps	$—	$—	$—	$—

December 31, 2019
Assets:
Interest rate caps	$—	$—	$—	$—

The carrying and fair values of the Company’s mortgage notes payable-outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$145,409	$149,808	$147,148	$144,902

The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At June 30, 2020, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity.

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

JUNE 30, 2020

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended June 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three and six months ended June 30, 2020, the Company recorded $7,518 and $13,177, respectively, of hedge ineffectiveness in earnings. During the three and six months ended June 30, 2019, the Company recorded $2,109 and $2,962, respectively, of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At June 30, 2020, the Company estimates that an additional $19,238 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
June 30, 2020	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021
December 31, 2019	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$ —	Prepaid expenses and other assets	$ —	—	$ —	—	$ —

NOTE 14 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the Conflicts Committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2020 were in compliance with the charter imposed limitation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred, other than elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During the three months ended June 30, 2020, we had received April, May and June rent payments equal to approximately 97.3%, 96.2%, and 96.1%, respectively, of the billed rental income for the period as compared to March 2020 collections of 98.3%. As of July 31, 2020, our July collections are approximately 96.8% of the billed rental income for the period.

In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  During the three months ended June 30, 2020, tenant receivables have increased by approximately $56,000 from March 31, 2020. In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected.

The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates or lease vacant units, in particular if our current tenants default on their leases and vacate. We continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio.

(Back to Index)

(Back to Index)

In addition, we have taken measures to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective April 29, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our Advisor, particularly if a significant number of our Advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remain uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, as noted above, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVIC-19 pandemic. Further, we have no debt maturing until August 2024 with an aggregate portfolio leverage of 67%. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. Since our inception, we have acquired interests in seven multifamily properties. At June 30, 2020, we owned six multifamily properties.

Through June 30, 2020, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth the results of our operations:

	Three Months Ended June 30,
	2020	2019
Revenues:
Rental income	$5,132	$4,091
Total revenues	5,132	4,091

Expenses:
Rental operating - expenses	1,049	810
Rental operating - payroll	491	412
Rental operating - real estate taxes	705	579
Subtotal- rental operating	2,245	1,801
Property management fees	—	3
Management fees - related parties	793	631
General and administrative	355	602
Loss on disposal of assets	73	131
Depreciation and amortization expense	2,235	2,216
Total expenses	5,701	5,384
Loss before net gains on dispositions	(569)	(1,293)
Net gain on disposition of property	—	—
Loss before other income (expense)	(569)	(1,293)

Other income (expense):
Interest income	9	83
Interest expense	(1,376)	(1,392)
Total other income (expense)	(1,367)	(1,309)
Net loss	$(1,936)	$(2,602)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the four properties that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Rental income	$4,286	$846	$—	$5,132	$3,974	$117	$—	$4,091
Total revenues	4,286	846	—	5,132	3,974	117	—	4,091

Expenses:
Rental operating –expenses	880	169	—	1,049	799	11	—	810
Rental operating - payroll	410	81	—	491	412	—	—	412
Rental operating - real estate taxes	618	87	—	705	565	14	—	579
Subtotal- rental operating	1,908	337	—	2,245	1,776	25	—	1,801
Property management fees	—	—	—	—	—	3	—	3
Management fees - related parties	189	38	566	793	172	—	459	631
General and administrative (1)	116	36	203	355	76	—	526	602
Loss on disposal of assets	69	4	—	73	131	—	—	131
Depreciation and amortization expense	1,931	304	—	2,235	2,181	35	—	2,216
Total expenses	4,213	719	769	5,701	4,336	63	985	5,384
Loss before other income (expense)	73	127	(769)	(569)	(362)	54	(985)	(1,293)

Other income (expense):
Interest income	2	—	7	9	—	—	83	83
Interest expense	(1,095)	(281)	—	(1,376)	(1,358)	(34)	—	(1,392)
Total other income (expense)	(1,093)	(281)	7	(1,367)	(1,358)	(34)	83	(1,309)
Net loss	$(1,020)	$(154)	$(762)	$(1,936)	$(1,720)	$20	$(902)	$(2,602)

(1)Includes approximately $13,000 in COVID-19 related expenses for three months ended June 30, 2020.

(Back to Index)

(Back to Index)

Total revenues

Total revenues for the three months ended June 30, 2020 increased by $1.0 million as compared to the three months ended June 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Revenue for this property was approximately $846,000 for the quarter ended June 30, 2020 as compared to approximately $58,000 for the quarter ended June 30, 2019. In addition, the increase also reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the three months ended June 30, 2020 increased by approximately $444,000 as compared to the three months ended June 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Rental operating expenses for this property were approximately $337,000 for the quarter ended June 30, 2020 as compared to approximately $11,000 for the quarter ended June 30, 2019.

Management fees - related parties

Management fees - related parties expense for the three months ended June 30, 2020 increased by approximately $162,000 as compared to the three months ended June 30, 2019 due to an increase in asset management fees due to the purchase of Summit during the quarter ended June 30, 2019.

General and administrative

General and administrative expense for the three months ended June 30, 2020 decreased by approximately $247,000 as compared to the three months ended June 30, 2019 due to a decrease in allocated expenses effective July 1, 2019.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019
Revenues:
Rental income	$10,221	$7,747
Total revenues	10,221	7,747

Expenses:
Rental operating - expenses	1,918	1,492
Rental operating - payroll	980	783
Rental operating - real estate taxes	1,435	1,076
Subtotal- rental operating	4,333	3,351
Property management fees	—	5
Management fees - related parties	1,573	1,205
General and administrative	771	1,395
Loss on disposal of assets	202	218
Depreciation and amortization expense	4,595	4,453
Total expenses	11,474	10,627
Loss before net gains on dispositions	(1,253)	(2,880)
Net gain on disposition of property	530	—
Loss before other income (expense)	(723)	(2,880)

Other income (expense):
Interest income	36	153
Interest expense	(2,919)	(2,660)
Total other income (expense)	(2,883)	(2,507)
Net loss	$(3,606)	$(5,387)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the four properties that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Rental income	$6,937	$3,284	$—	$10,221	$6,441	$1,306	$—	$7,747
Total revenues	6,937	3,284	—	10,221	6,441	1,306	—	7,747

Expenses:
Rental operating –expenses	1,195	723	—	1,918	1,241	250	—	1,491
Rental operating - payroll	649	331	—	980	645	138	—	783
Rental operating - real estate taxes	807	628	—	1,435	787	290	—	1,077
Subtotal- rental operating	2,651	1,682	—	4,333	2,673	678	—	3,351
Property management fees	—	—	—	—	—	5	—	5
Management fees - related parties	308	144	1,121	1,573	285	46	874	1,205
General and administrative (1)	190	115	466	771	147	29	1,219	1,395
Loss on disposal of assets	135	67	—	202	192	26	—	218
Depreciation and amortization expense	3,164	1,431	—	4,595	3,574	879	—	4,453
Total expenses	6,448	3,439	1,587	11,474	6,871	1,663	2,093	10,627
Loss before net gains on dispositions	489	(155)	(1,587)	(1,253)	(430)	(357)	(2,093)	(2,880)
Net gain on disposition of property	—	530	—	530	—	—	—	—
Loss before other income (expense)	489	375	(1,587)	(723)	(430)	(357)	(2,093)	(2,880)

Other income (expense):
Interest income	7	1	28	36	—	1	152	153
Interest expense	(3,915)	996	—	(2,919)	(2,290)	(370)	—	(2,660)
Total other income (expense)	(3,908)	997	28	(2,883)	(2,290)	(369)	152	(2,507)
Net loss	$(3,419)	$1,372	$(1,559)	$(3,606)	$(2,720)	$(726)	$(1,941)	$(5,387)

(1)	Includes approximately $13,000 in COVID-19 related expenses for six months ended June 30, 2020.

(Back to Index)

(Back to Index)

Total revenues

Total revenues for the six months ended June 30, 2020 increased by $2.5 million as compared to the six months ended June 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Revenue for this property was approximately $1.7 million for the six months ended June 30, 2020 as compared to approximately $58,000 for the six months ended June 30, 2019. In addition, the increase also reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the six months ended June 30, 2020 increased by approximately $982,000 as compared to the six months ended June 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Rental operating expenses for this property were approximately $710,000 for the six months ended June 30, 2020 as compared to approximately $11,000 for the six months ended June 30, 2019.

Management fees - related parties

Management fees - related parties expense for the six months ended June 30, 2020 increased by approximately $368,000 as compared to the six months ended June 30, 2019 due to an increase in asset management fees due to the purchase of Summit during the six months ended June 30, 2019.

General and administrative

General and administrative expense for the six months ended June 30, 2020 decreased by approximately $624,000 as compared to the six months ended June 30, 2019 due to a decrease in allocated expenses effective July 1, 2019.

Depreciation and amortization

Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.

Depreciation expense for the six months ended June 30, 2020 increased by approximately $1.1 million as compared to the six months ended June 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Depreciation expense for this property was approximately $599,000 for the six months ended June 30, 2020. There was no depreciation expense for this property for the six months ended June 30, 2019.  In addition, an increase in capital expenditures led to higher depreciation expense across the entire portfolio for the six months ended June 30, 2020.

Amortization expense for the six months ended June 30, 2020 decreased by approximately $935,000 as compared to the six months ended June 30, 2019 due to in-place leases being fully amortized at June 30, 2020.

Interest expense

Interest expense for the six months ended June 30, 2020 decreased by approximately $259,000 as compared to the six months ended June 30, 2019 due to lower interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

We anticipate deriving the capital required to conduct our operations from our operating income, the proceeds of our DRIP offering, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. At June 30, 2020, we have purchased seven properties using both offering proceeds and debt financing and have sold one property.

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

Capital Expenditures

We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. During the six months ended June 30, 2020, we deployed capital expenditures as follows (in thousands):

Multifamily Community	Capital deployed during six months ended June 30, 2020	Remaining capital budgeted
Payne Place	$—	$—
Bay Club	204	508
Tramore Village	590	980
Matthews	366	1,291
Kensington	268	1,147
Wimbledon Oaks	852	602
Summit	421	2,430
	$2,701

(Back to Index)

(Back to Index)

Gross offering proceeds

At June 30, 2020, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(18,914)
Class R share conversion (2)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at June 30, 2020	625,848		1,121,639		—		10,401,323

(1)Includes 222,222 of Class A shares issued to RAI.

(2)On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	June 30, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,184	(184)	21,000	21,398	(208)	21,190
Tramore Village	32,625	(274)	32,351	32,625	(304)	32,321
Matthews Reserve	23,850	(243)	23,607	23,850	(267)	23,583
The Park at Kensington	21,760	(236)	21,524	21,760	(260)	21,500
Wimbledon Oaks	18,410	(216)	18,194	18,410	(235)	18,175
Summit	27,580	(316)	27,264	27,580	(343)	27,237
Total	$145,409	$(1,469)	$143,940	$147,148	$(1,645)	$145,503

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of June 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 3.40%.

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

We have financed the acquisition costs of real estate investments by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Each property acquired by a subsidiary serves as collateral for the debt incurred by such subsidiary and is nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders and our assets would serve as collateral for this type of debt incurred to acquire real estate investments.

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

As of June 30, 2020, we have incurred $9.2 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. Initially, we had paid approximately $249,000 of these costs directly and our Advisor advanced $9.0 million on our behalf.

Of this total, we have charged $4.4 million to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering and is the maximum liability for organization and offering costs, based on the 4.0% limit described above. Due to the maximum liability of $4.4 million, we are responsible for the $249,000 initially paid by us and $4.2 million of the advance from our Advisor. An adjustment was made during the year ended December 31, 2019, to relieve us from the remaining $4.8 million liability due to our Advisor. As of June 30, 2020, we have reimbursed $2.3 million to our Advisor for deferred organization and offering expenses.

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

Operating Expenses

At the end of each fiscal quarter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of our Board has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended June 30, 2020 were in compliance with the charter-imposed limitation.

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

Distributions

For the six months ended June 30, 2020, we paid aggregate distributions, as follows (in thousands):

	Six Months Ended June 30, 2020
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

(Back to Index)

(Back to Index)

Distributions paid and sources of distributions paid were as follows for the six months ended June 30, 2020 (in thousands):

	Distributions Paid				Sources of Distributions Paid
					Property Dispositions	Offering Proceeds
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Used in Operating Activities	Amount Paid / Percent of Total	Amount Paid / Percent of Total
First quarter	$761	$857	$1,618	$(1,861)	$530 / 33%	$1,088 / 67%
Second quarter	—	—	—	(224)	- / -	- / -
Total	$761	$857	$1,618	$(2,085)

Cash distributions paid since inception were as follows (in thousands):

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4	$11	15
Seven months ended July 31, 2017	$0.000547945 per day	41	48	89
Five months ended December 31, 2017	$0.001434521 per day	248	228	476
Six months ended June 30, 2018	$0.001434521 per day	606	496	1,102
Six months ended December 31, 2018	$0.001458630 per day	923	781	1,704
Three months ended March 31, 2019	$0.001458630 per day	577	493	1,070
Nine months ended December 31, 2019	$0.001469178 per day	2,189	1,964	4,153
Six months ended June 30, 2020	$0.001469178 per day	857	761	1,618
		$5,445	$4,782	$10,227

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee through October 31, 2019.

Our net loss attributable to common stockholders for the six months ended June 30, 2020 was $3.6 million and net cash used in operating activities was $2.1 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through June 30, 2020 are $10.2 million and $25.1 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering, proceeds from debt financing and proceeds from property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

(Back to Index)

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

A core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO, MFFO and AFFO, in addition to providing additional information related to our operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss - GAAP	$(1,936)	$(2,602)	$(3,606)	$(5,387)
Net gain on disposition of property	—	—	(530)	—
Depreciation expense	2,235	1,747	4,422	3,345
FFO attributable to common stockholders	299	(855)	286	(2,042)
Adjustments for straight-line rents	(7)	14	(3)	11
Amortization of intangible lease assets	—	469	173	1,108
MFFO attributable to common stockholders	292	(372)	456	(923)
Net gain on disposition of property	—	—	530	—
AFFO attributable to common stockholders	$292	$(372)	$986	$(923)

Basic and diluted net loss per common share - GAAP	$(0.16)	$(0.23)	$(0.30)	$(0.50)
FFO per share	$0.02	$(0.08)	$0.02	$(0.19)
MFFO per share	$0.02	$(0.03)	$0.04	$(0.09)
AFFO per share	$0.02	$(0.03)	$0.08	$(0.09)
Weighted average shares outstanding (1)	12,154	11,309	12,128	10,692

(1)None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of both June 30, 2020 and 2019.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2019 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred, other than elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2020.

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the six months ended June 30, 2020 were sold in an offering registered under the Securities Act of 1933.

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

Unless the shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program were as set forth below as of June 30, 2020:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.33
2 years	$8.56
3 years	$8.78
4 years	$9.01

(Back to Index)

(Back to Index)

During the six months ended June 30, 2020, we redeemed shares of our Class A, Class T and Class I common stock as follows:

	Class A		Class T		Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
April 2020	—	—	—	—	—	—
May 2020	—	—	—	—	—	—
June 2020	—	—	—	—	5,499	$9.01
	5,484		3,587		7,915

On March 27, 2020, our board of directors suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. The suspension was effective as of April 29, 2020. While the share redemption program is partially suspended, both pending and new redemption requests for redemptions submitted other than in connection with a stockholder’s death, qualifying disability or confinement to a long-term care facility will not be honored or retained, but will be cancelled with the ability to resubmit if the share redemption program is fully resumed.

All redemption requests tendered related to a stockholder’s death, qualifying disability or confinement to a long-term care facility were honored during the three months ended June 30, 2020.

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

RESOURCE APARTMENT REIT III, INC.

August 7, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)