Form 10-Q
period 2020-09-30
Resource Apartment REIT III, Inc.
filed 2020-11-10
CIK 1652926

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 625,848 outstanding shares of Class A common stock, 1,121,639 outstanding shares of Class T common stock, and 10,401,323 outstanding shares of Class I common stock of Resource Apartment REIT III, Inc.

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "project," "should," "will" and "would" or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the risk that the proposed mergers (as discussed herein) will not be consummated within the expected time period or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the inability to obtain stockholder approval of the merger or the failure to satisfy the other conditions to completion of the merger; risks related to disruption of management’s attention from the ongoing business operations due to the proposed merger. In addition, the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets remains a risk to the Company. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$189,237	$196,483
Identified intangible assets, net	—	173
Total investments	189,237	196,656

Cash	22,696	28,430
Restricted cash	2,676	1,916
Tenant receivables, net	69	31
Prepaid expenses and other assets	750	594
Operating lease right-of-use assets	3	5
Total assets	$215,431	$227,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$143,883	$145,503
Accounts payable and accrued expenses	1,435	2,547
Accrued real estate taxes	1,903	601
Due to related parties	1,425	4,938
Tenant prepayments	138	194
Security deposits	442	382
Distributions payable	—	1,587
Operating lease liabilities	3	5
Total liabilities	149,229	155,757

Stockholders’ equity:
Preferred stock, par value $0.01: 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible stock, par value $0.01: 50,000 shares authorized, none and 50,000 issued and outstanding, respectively	—	1
Class A common stock, par value $0.01: 25,000,000 shares authorized, 625,848 and 628,691 issued and outstanding, respectively	6	6
Class T common stock, par value $0.01: 25,000,000 shares authorized, 1,121,639 and 1,115,458 issued and outstanding, respectively	11	11
Class I common stock, par value $0.01: 75,000,000 shares authorized, 10,401,323 and 10,327,291 issued and outstanding, respectively	104	103
Additional paid-in capital	104,431	103,725
Accumulated other comprehensive loss	(18)	(32)
Accumulated deficit	(38,332)	(31,939)
Total stockholders’ equity	66,202	71,875
Total liabilities and stockholders’ equity	$215,431	$227,632

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$5,277	$4,874	$15,498	$12,621
Total revenues	5,277	4,874	15,498	12,621

Expenses:
Rental operating - expenses	1,092	1,037	3,010	2,529
Rental operating - payroll	509	505	1,489	1,288
Rental operating - real estate taxes	662	742	2,097	1,818
Subtotal- rental operating	2,263	2,284	6,596	5,635
Property management fees	—	—	—	5
Management fees - related parties	803	780	2,376	1,985
Transaction costs	964	—	964	—
General and administrative	420	320	1,191	1,715
Loss on disposal of assets	21	66	223	284
Depreciation and amortization expense	2,232	2,594	6,827	7,047
Total expenses	6,703	6,044	18,177	16,671
Loss before net gains on dispositions	(1,426)	(1,170)	(2,679)	(4,050)
Net gain on disposition of property	—	—	530	—
Loss before other income (expense)	(1,426)	(1,170)	(2,149)	(4,050)

Other income (expense):
Interest income	13	53	49	206
Interest expense	(1,343)	(1,642)	(4,262)	(4,302)
Total other income (expense)	(1,330)	(1,589)	(4,213)	(4,096)
Net loss	$(2,756)	$(2,759)	$(6,362)	$(8,146)

Other comprehensive income:
Designated derivatives, fair value adjustments	1	4	14	4
Total other comprehensive income	1	4	14	4
Comprehensive loss	$(2,755)	$(2,755)	$(6,348)	$(8,142)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - (continued)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class A common stock:
Net loss attributable to Class A common stockholders	$(142)	$(133)	$(330)	$(439)
Net loss per Class A share, basic and diluted	$(0.23)	$(0.21)	$(0.53)	$(0.69)
Weighted average Class A common shares outstanding, basic and diluted	626	624	627	632

Class T common stock:
Net loss attributable to Class T common stockholders	$(255)	$(265)	$(563)	$(852)
Net loss per Class T share, basic and diluted	$(0.23)	$(0.24)	$(0.50)	$(0.77)
Weighted average Class T common shares outstanding, basic and diluted	1,122	1,102	1,121	1,111

Class R common stock:
Net loss attributable to Class R common stockholders	$—	$(2,229)	$—	$(6,521)
Net loss per Class R share, basic and diluted	$—	$(0.24)	$—	$(0.74)
Weighted average Class R common shares outstanding, basic and diluted	—	9,409	—	8,777

Class I common stock:
Net loss attributable to Class I common stockholders	$(2,359)	$(132)	$(5,469)	$(334)
Net loss per Class I share, basic and diluted	$(0.23)	$(0.21)	$(0.53)	$(0.63)
Weighted average Class I common shares outstanding, basic and diluted	10,401	625	10,387	531

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(in thousands)

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at July 1, 2020	626	1,122	—	10,401	$6	$11	$—	$104	50	$1	$104,430	$(19)	$(35,576)	$68,957
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,756)	(2,756)
Convertible stock redemption	—	—	—	—	—	—	—	—	(50)	(1)	1	—	—	—
Balance, at September 30, 2020	626	1,122	—	10,401	$6	$11	$—	$104	—	$—	$104,431	$(18)	$(38,332)	$66,202

Balance, at January 1, 2020	629	1,115	—	10,327	$6	$11	$—	$103	50	$1	$103,725	$(32)	$(31,939)	$71,875
True-up of prior year cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Common stock issued through distribution reinvestment plan	2	10	—	82	—	—	—	1	—	—	856	—	—	857
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,362)	(6,362)
Common stock redemptions	(5)	(3)	—	(8)	—	—	—	—	—	—	(151)	—	—	(151)
Convertible stock redemption	—	—	—	—	—	—	—	—	(50)	(1)	1	—	—	—
Balance, at September 30, 2020	626	1,122	—	10,401	$6	$11	$—	$104	—	$—	$104,431	$(18)	$(38,332)	$66,202

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY- (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(in thousands)

(unaudited)

	Common Stock								Convertible Stock
	Shares				Amount
	A Shares	T Shares	R Shares	I Shares	A Shares	T Shares	R Shares	I Shares	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, at July 1, 2019	623	1,099	9,294	614	$6	$11	$93	$6	50	$1	$98,272	$(40)	$(23,457)	$74,892
Issuance of common stock	—	—	232	12	—	—	2	—	—	—	2,369	—	—	2,371
Offering costs	—	—	—	—	—	—	—	—	—	—	1,299	—	—	1,299
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(1,377)	(1,377)
Common stock issued through distribution reinvestment plan	3	8	65	1	—	—	1	—	—	—	695	—	—	696
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,759)	(2,759)
Common stock redemptions	—	(1)	(31)	—	—	—	—	—	—	—	(293)	—		(293)
Balance, at September 30, 2019	626	1,106	9,560	627	$6	$11	$96	$6	50	$1	$102,342	$(36)	$(27,593)	$74,833

Balance, at January 1, 2019	634	1,111	7,182	330	$6	$11	$72	$3	50	$1	$77,896	$(40)	$(15,459)	$62,490
Issuance of common stock	—	—	2,231	295	—	—	22	3	—	—	24,364	—	—	24,389
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,175)	—	—	(1,175)
Cash distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	(3,988)	(3,988)
Common stock issued through distribution reinvestment plan	9	24	178	2	—	—	2	—	—	—	1,938	—	—	1,940
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,146)	(8,146)
Common stock redemptions	(17)	(29)	(31)	—	—			—	—	—	(681)	—	—	(681)
Balance, at September 30, 2019	626	1,106	9,560	627	$6	$11	$96	$6	50	$1	$102,342	$(36)	$(27,593)	$74,833

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,362)	$(8,146)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	223	284
Depreciation and amortization	6,827	7,047
Amortization of deferred financing costs	221	192
Net gain on disposition of property	(530)	—
Realized loss on change in fair value of interest rate cap	20	6
Changes in operating assets and liabilities:
Tenant receivables, net	(41)	(11)
Due from related parties	—	13
Prepaid expenses and other assets	(154)	(183)
Due to related parties	(3,513)	(823)
Accounts payable and accrued expenses	1,377	2,220
Tenant prepayments	(56)	70
Security deposits	73	16
Net cash (used in) provided by operating activities	(1,915)	685

Cash flows from investing activities:
Proceeds from disposition of property, net of closing costs	1,340	—
Property acquisition	—	(17,514)
Capital expenditures	(3,131)	(3,163)
Net cash used in investing activities	(1,791)	(20,677)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	23,888
Redemptions of common stock	(151)	(682)
Payments on borrowings	(350)	(54)
Payment of deferred financing costs	—	(641)
Purchase of interest rate caps	(6)	—
Distributions paid on common stock	(761)	(1,721)
Net cash (used in) provided by financing activities	(1,268)	20,790

Net (decrease) increase in cash and restricted cash	(4,974)	798
Cash and restricted cash at beginning of period	30,346	33,711
Cash and restricted cash at end of period	$25,372	$34,509

Reconciliation of cash and restricted cash
Cash	$22,696	$31,773
Restricted Cash	2,676	2,736
Cash and restricted cash at end of period	$25,372	$34,509

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Apartment REIT III, Inc. (the "Company") was organized in Maryland on July 15, 2015. The Company launched an initial public offering on April 28, 2016 pursuant to which it offered up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP"). The distribution reinvestment plan has been suspended since April 1, 2020 when the board of directors of the Company suspended the declaration of distributions.

Prior to the execution of the REIT III Merger Agreement (as defined below), on September 8, 2020, Resource Real Estate Opportunity REIT, Inc. ("REIT I"), a non-traded real estate investment trust ("REIT") sponsored by Resource Real Estate, LLC (“Resource Real Estate”), our initial sponsor, entered into a series of transactions to become self-managed (the “Self-Management Transaction”) and succeeded to the advisory, asset management and property management arrangements in place for the Company. Accordingly, the sponsor of the Company has changed from Resource Real Estate to Resource Real Estate Opportunity OP, LP, the operating partnership of REIT I, while the REIT III Merger (defined below) is pending.

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

As of September 30, 2020, the Company has raised aggregate gross primary offering proceeds of approximately $111.4 million from the sale of 601,207 Class A shares, 1,049,996 Class T shares, 9,356,067 Class R shares and 624,325 Class I shares of common stock.

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

The prices per share for each class of shares of the Company's common stock through September 30, 2020 were as follows:

	Class A	Class T	Class R	Class I
Primary Offering Price
Inception through July 2, 2017	$10.00	$9.47	n/a	n/a
July 3, 2017 through July 1, 2018	n/a	n/a	$9.52	$9.13
July 2, 2018 through March 24, 2019	n/a	n/a	$9.68	$9.28
March 25, 2019 through October 31, 2019	n/a	n/a	$9.75	$9.35

Offering Price under the DRIP
Inception through July 2, 2017	$9.60	$9.09	n/a	n/a
July 3, 2017 through July 1, 2018	$9.60	$9.09	$9.14	$8.90
July 2, 2018 through March 24, 2019 (1)	$9.05	$9.05	$9.05	$9.05
March 25, 2019 through March 20, 2020 (1)	$9.12	$9.12	$9.12	$9.12
March 21, 2020 through September 30, 2020 (1)	$9.01	$9.01	n/a	$9.01

(1)	Shares of common stock pursuant to the DRIP are sold at the Company’s most recent estimated NAV per share.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Following the Self-Management Transaction, Resource REIT Advisor, LLC (the "Advisor") is indirectly owned by REIT I.  Prior to September 8, 2020, the Advisor was an indirect wholly-owned subsidiary of Resource America, Inc. ("RAI"), and contributed $200,000 to the Company in exchange for 20,000 shares of Class A common stock on August 10, 2015. On June 29, 2016, RAI purchased 222,222 shares of Class A common stock for $2.0 million in the offering. On August 5, 2016, the Advisor exchanged 5,000 shares of common stock for 50,000 shares of convertible stock. On September 8, 2020, the Company redeemed all of the outstanding shares of convertible stock.

RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"). Prior to September 8, 2020, C-III controlled the Advisor, Resource Securities LLC ("Resource Securities"), the Company's dealer manager, and Resource Apartment Manager III, LLC (the "Manager"), the Company's property manager. C-III also controlled all of the shares of the Company's common stock held by RAI and the Advisor.

The Company’s objective is to take advantage of the multifamily investing and lending platforms available to the Advisor to invest in apartment communities in order to provide the investor with growing cash flow and increasing asset values. The Company has acquired underperforming apartments which it will renovate and stabilize in order to increase rents.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also operates its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes thereto are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), pertaining to interim financial statements in Form 10-Q. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended, December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

Pending Merger with Resource Real Estate Opportunity REIT II, Inc.

On September 8, 2020, the Company entered into a merger agreement (as described herein) to be acquired by Resource Real Estate Opportunity REIT II, Inc. (“REIT II”). This merger is a stock-for-stock transaction whereby the Company will be merged into a wholly owned subsidiary of REIT II.

On September 8, 2020, the Company, REIT II, RRE Opportunity OP II, LP (“OP II”), Revolution III Merger Sub, LLC (“Merger Sub III”), a wholly owned subsidiary of REIT II, and Resource Apartment OP III, LP (“OP III”), the operating partnership of the Company, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Subject to the terms and conditions of the REIT III Merger Agreement, (i) REIT III will merge with and into Merger Sub III, with Merger Sub III surviving as a direct, wholly owned subsidiary of REIT II (the “REIT III Company Merger”) and (ii) OP III will merge with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of the Company and OP III shall cease.

At the effective time of the REIT III Company Merger, each issued and outstanding share of the Company’s common stock (or fraction thereof) will be converted into the right to receive 0.925862 shares of common stock of REIT II.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger will be retired and will cease to exist. In addition, for each share of common stock of REIT II issued in the REIT III Company Merger, a common partnership unit will be issued by OP II to REIT II.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

The obligations of each party to consummate the REIT III Merger are subject to a number of conditions, including receipt of the approval of the REIT III Merger and of an amendment to the Company’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the common stock of the Company.

During the nine months ended September 30, 2020, the Company expensed approximately $964,000 of professional fees in connection with the pending merger.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. Through the nine months ended September 30, 2020, the Company has not incurred significant disruptions from the COVID-19 pandemic; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements. Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The Company is unable to predict the ultimate impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

SEPTEMBER 30, 2020

(unaudited)

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

At September 30, 2020, the Company's real estate investments in Florida, Georgia, and Virginia represented 28%, 22%, and 19%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 "Financial Instruments - Credit Losses", which requires measurement and recognition of expected credit losses for financial assets held. On January 1, 2020, the Company adopted ASU No. 2016-13 and the adoption had no impact on its consolidated financial statements and disclosures since the Company did not have instruments subject to this guidance at the adoption or at September 30, 2020.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. On January 1, 2020, the Company adopted ASU No. 2017-04 and the adoption did not have a significant impact on its consolidated financial statements due to the fact that the Company did not have any goodwill subject to this guidance at the adoption or at September 30, 2020.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update removes, modifies and adds certain disclosure requirements in the FASB Accounting Standards Codification ("ASC") 820, “Fair Value Measurement”. On January 1, 2020, the Company adopted ASU No. 2018-13 and the adoption did not have a significant impact on its consolidated financial statements due to the fact that there were no required changes to the Company’s disclosures.

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

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

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

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements and disclosures due to the fact that the Company did not have instruments subject to this guidance at September 30, 2020.

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of September 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator. The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not be recoverable as of September 30, 2020. There were no impairment losses recorded on long lived assets during the three and nine months ended September 30, 2020 and 2019.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Allocation of Purchase Price of Acquired Assets

Acquisitions that do not meet the definition of a business under ASU No. 2017-01 are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition including transaction costs to the assets acquired or liabilities assumed based on their related fair value.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $12.2 million and approximately $178,000 for the 12 month periods ending September 30, 2021 and 2022, respectively, and none thereafter.

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

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20. The Company determines the collectability of its receivables related to rental revenue by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. If collectability is not probable, the Company adjusts rental income for the amount of the uncollectible revenue. Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels.  This caused the Company to further evaluate collectability during the three months ended September 30, 2020. At September 30, 2020 and December 31, 2019, the Company recorded $57,203 and $3,927 of provision for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations and comprehensive loss.

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

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. At September 30, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

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

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations. The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for the tax return years 2016 and prior.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Through September 8, 2020, none of the 50,000 shares of convertible stock (discussed in Note 10) were included in the diluted earnings per share calculations because the necessary conditions for conversion had not been satisfied. For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock dividends and stock splits. For the three and nine months ended September 30, 2020 and 2019, common shares potentially issuable to settle distributions payable are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.

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

SEPTEMBER 30, 2020

(unaudited)

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$—	$(4,061)
Distribution and shareholder servicing fee payable to related parties	—	(1,035)
Cash distributions on common stock declared but not yet paid	—	1,364
Stock issued from distribution reinvestment plan	857	1,940
Escrow deposits funded directly by mortgage notes payable	—	350

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real properties	—	45,640

Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	1,519	—

Cash paid during the period for:
Interest	$4,111	$3,972

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Real estate taxes	$2,114	$979
Insurance	156	179
Capital improvements	406	758
Total	$2,676	$1,916

In addition, the Company designated unrestricted cash for capital expenditures of $6.8 million and $8.1 million at September 30, 2020 and December 31, 2019, respectively.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company's investment in rental properties (in thousands):

	September 30, 2020	December 31, 2019
Land	$29,800	$31,220
Building and improvements	172,119	171,265
Furniture, fixtures, and equipment	4,654	4,014
Construction in progress	299	1,205
	206,872	207,704
Less: accumulated depreciation	(17,635)	(11,221)
Total rental property, net	$189,237	$196,483

Depreciation expense for the three and nine months ended September 30, 2020 was $2.2 million and $6.6 million respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $2.1 million and $5.4 million, respectively.

Loss on disposal of assets:  During the three and nine months ended September 30, 2020, the Company recorded losses on the disposal of assets of approximately $21,000 and $223,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded losses on the disposal of assets of approximately $66,000 and $284,000, respectively. The Company’s losses on disposals were primarily due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 6 – DISPOSITION OF PROPERTY

The following table presents the Company’s disposition activity during the three and nine months ended September 30, 2020 (in thousands):

				Net Gain on Disposition
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended September 30, 2020	Nine months ended September 30, 2020
Payne Place	Alexandria, Virginia	March 5, 2020	$3,100	$—	$530

The following table presents the Company’s revenue and net income/(loss) attributable to the property sold, excluding gain on sale, during the three and nine months ended September 30, 2020 (in thousands):

	Revenue Attributable to Property Sold		Net Income/(Loss) Attributable to Property Sold
Multifamily Community	Three months ended September 30, 2020	Nine months ended September 30, 2020	Three months ended September 30, 2020	Nine months ended September 30, 2020
Payne Place	$—	$32	$(1)	$1

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of acquired in-place rental leases. The net carrying value of the leases at September 30, 2020 and December 31, 2019 was $0 and approximately $173,000, respectively, net of the accumulated amortization of $4.6 million and $4.4 million, respectively. At September 30, 2020, intangible assets were fully amortized.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Amortization for the three and nine months ended September 30, 2020 was $0 and approximately $173,000, respectively. Amortization for the three and nine months ended September 30, 2019 was approximately $542,000 and $1.7 million, respectively.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,054	(172)	20,882	21,398	(208)	21,190
Tramore Village	32,625	(259)	32,366	32,625	(304)	32,321
Matthews Reserve	23,850	(231)	23,619	23,850	(267)	23,583
The Park at Kensington	21,760	(225)	21,535	21,760	(260)	21,500
Wimbledon Oaks	18,410	(206)	18,204	18,410	(235)	18,175
Summit	27,580	(303)	27,277	27,580	(343)	27,237
Total	$145,279	$(1,396)	$143,883	$147,148	$(1,645)	$145,503

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Bay Club	8/1/2024	2.02%	(1)(4)	$79	$56
Tramore Village	4/1/2025	1.95%	(2)(5)	82	59
Matthews Reserve	9/1/2025	4.47%	(3)(5)	90	43
The Park at Kensington	10/1/2025	4.36%	(3)(5)	80	53
Wimbledon Oaks	3/1/2026	4.33%	(3)(5)	67	63
Summit	7/1/2026	3.84%	(3)(5)	89	43

(1)	Variable rate based on one-month LIBOR of 0.15% (at September 30, 2020) plus 1.87%, with a maximum interest rate of 5.75%.
(2)	Variable rate based on one-month LIBOR of 0.15% (at September 30, 2020) plus 1.80%, with a maximum interest rate of 6.25%.
(3)	Fixed rate.
(4)	Monthly payment of principal and interest required.
(5)	Monthly interest-only payment currently required.

All of the mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty for a portion of the term.

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending September 30, and thereafter (in thousands):

2021	$850
2022	2,261
2023	2,936
2024	21,934
2025	53,782
Thereafter	63,516
$145,279

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three and nine months ended September 30, 2020, amortization of deferred financing costs of approximately $74,000 and $221,000, respectively, was included in interest expense. During the three and nine months ended September 30, 2019, amortization of deferred financing costs of approximately $75,000 and $192,000, respectively, was included in interest expense. Accumulated amortization at September 30, 2020 and December 31, 2019 was approximately $631,000 and $415,000, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending September 30, and thereafter (in thousands):

2021	$293
2022	291
2023	285
2024	273
2025	201
Thereafter	53
$1,396

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with the Advisor

The Company is externally managed and advised by the Advisor. Prior to the Self-Management Transaction on September 8, 2020, the Advisor was an indirect wholly-owned subsidiary of RAI. After the Self-Management Transaction, the Advisor is an indirect wholly-owned subsidiary of Resource Real Estate Opportunity OP, LP, the operating partnership of REIT I.

Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of REIT I, our Sponsor following the Self-Management Transaction or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its time or its employees' time to the Company’s business. The Advisor and any employees of the Sponsor or its affiliates acting on behalf of the Advisor, are at all times subject to the supervision and oversight of the Company’s board of directors and have only such functions and authority as the Company delegates to it. Effective April 28, 2020, the Company renewed the Advisory Agreement with the Advisor through April 27, 2021.

During the course of the offering, the Advisor provided offering-related services to the Company and advanced funds to the Company for both operating costs and organization and offering costs. These amounts were to be reimbursed to the Advisor from the proceeds from the offering, subject to the aforementioned limits on organization and offering expense reimbursements. As of September 30, 2020, the Company incurred a total of $9.2 million of organization and offering costs, of which the Advisor advanced $9.0 million on a cumulative basis on behalf of the Company. The Company paid the remaining amount of approximately $249,000 of these costs directly. The maximum liability of the Company was $4.4 million based on the limit on organization and offering expenses payable by the Company included in the Advisory Agreement, which was comprised of the $249,000 initially paid by the Company and $4.2 million of the advance from the Advisor. An adjustment was made during the year ended December 31, 2019 to relieve the Company from the remaining $4.8 million liability due to the Advisor. As of September 30, 2020, the Company has repaid $2.9 million to the Advisor for deferred organization and offering costs and $1.3 million of deferred organization and offering costs remain in related party payables.

The Advisory Agreement has a one -year term and can be renewed for an unlimited number of successive one -year terms upon the approval of the Conflicts Committee of the Company's board of directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:

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

SEPTEMBER 30, 2020

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

Relationship with the Manager

The Manager manages real estate properties and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager. Prior to the Self-Management Transaction on September 8, 2020, the Manager was an indirect wholly-owned subsidiary of RAI. After the Self-Management Transaction, the Manager is an indirect wholly-owned subsidiary of Resource Real Estate Opportunity OP, LP.

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

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates may pay certain shared operating expenses on behalf of the Company. The Company is obligated to reimburse the Manager or other affiliates for such shared operating expenses.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

Relationship with Resource Securities

Resource Securities, a former affiliate of the Advisor, served as the Company’s dealer manager and was responsible for marketing the Company’s shares during the primary public offering.

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

Relationship with RAI and C-III

Prior to the Self-Management Transaction on September 8, 2020, RAI and C-III were related parties of the Company.

Property loss policy. The Company participates (with other properties directly and indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.  This policy will expire on March 1, 2021.

General liability loss policy.  The Company (with other properties directly managed by RAI) has an insured and dedicated limit for the general liability of $1.0 million per occurrence. Total claims are limited to $2.0 million per premium year. In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program. Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident. This policy will expire on March 1, 2021.

Internal audit fees. Prior to the Self-Management Transaction, RAI performed internal audit services for the Company.

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with REIT I and REIT II. Prior to the Self-Management Transaction, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's amounts payable to such related parties (in thousands):

	September 30, 2020	December 31, 2019
Advisor:
Organization and offering costs	$1,346	$3,076
Operating expense reimbursements (including prepaid expenses)	—	1,778
	1,346	4,854

Manager:
Property management fees	78	81
Operating expense reimbursements	1	3
	79	84

	$1,425	$4,938

The following table presents the Company's fees earned by and expenses incurred from such related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fees earned / expenses incurred:
Advisor:
Acquisition fees and acquisition related reimbursements (1)	$—	$—	$—	$1,456
Asset management fees (2)(11)	567	554	1,688	1,428
Disposition fees (10)	—	—	62	—
Debt financing fees (3)	—	—	—	230
Organization and offering costs (4)	—	136	—	765
Operating expense reimbursement (5)(9)	2	30	12	796

Manager:
Property management fees (2)(12)	$237	$227	$689	$557
Construction management fees (1)	—	42	165	156
Operating expense reimbursements (6)	—	—	—	38

RAI:
Internal audit fee (5)	$—	$—	$—	$25

Resource Securities:
Selling commissions and dealer-manager fees (7)	$—	$126	$—	$1,224
Distribution and shareholder servicing fee (7)(8)	—	(1,530)	—	(1,035)

Other:
The Planning & Zoning Resource Company (1)	$—	$—	$—	$3

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

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

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive loss and excludes third party costs that are advanced by the Advisor.
(6)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.
(7)	Included in Stockholders' equity on the consolidated balance sheets.
(8)	During the year ended December 31, 2019, there was an adjustment in conjunction with the termination of the primary offering; see Note 2.
(9)	During the year ended December 31, 2019, the Advisor suspended the allocation of rent and payroll costs to the Company.
(10)	Included in Net gain on disposition of property on the consolidated statements of operations and comprehensive loss.
(11)	After the Self-Management Transaction on September 8, 2020, approximately $139,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.
(12)	After the Self-Management Transaction on September 8, 2020, approximately $60,000 of this balance was earned by Resource Real Estate Opportunity OP, LP.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted earnings/(loss) per share for the periods presented as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,756)	$(2,759)	$(6,362)	$(8,146)
Less: Class A common stock cash distributions declared	—	86	—	255
Less: Class T common stock cash distributions declared	—	123	27	368
Less: Class R common stock cash distributions declared	—	1,079	—	3,115
Less: Class I common stock cash distributions declared	—	88	4	249
Undistributed net loss attributable to common stockholders	$(2,756)	$(4,135)	$(6,393)	$(12,133)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(142)	$(219)	$(330)	$(694)
Class A common stock cash distributions declared	—	86	—	255
Net loss attributable to Class A common stockholders	$(142)	$(133)	$(330)	$(439)
Net loss per Class A common share, basic and diluted	$(0.23)	$(0.21)	$(0.53)	$(0.69)
Weighted-average number of Class A common shares outstanding, basic and diluted (1)	626	624	627	632

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(255)	$(388)	$(590)	$(1,220)
Class T common stock cash distributions declared	—	123	27	368
Net loss attributable to Class T common stockholders	$(255)	$(265)	$(563)	$(852)
Net loss per Class T common share, basic and diluted	$(0.23)	$(0.24)	$(0.50)	$(0.77)
Weighted-average number of Class T common shares outstanding, basic and diluted	1,122	1,102	1,121	1,111

Class R common stock:
Undistributed net loss attributable to Class R common stockholders	$—	$(3,308)	$—	$(9,636)
Class R common stock cash distributions declared	—	1,079	—	3,115
Net loss attributable to Class R common stockholders	$—	$(2,229)	$—	$(6,521)
Net loss per Class R common share, basic and diluted	$—	$(0.24)	$—	$(0.74)
Weighted-average number of Class R common shares outstanding, basic and diluted	—	9,409	—	8,777

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(2,359)	$(220)	$(5,473)	$(583)
Class I common stock cash distributions declared	—	88	4	249
Net loss attributable to Class I common stockholders	$(2,359)	$(132)	$(5,469)	$(334)
Net loss per Class I common share, basic and diluted	$(0.23)	$(0.21)	$(0.53)	$(0.63)
Weighted-average number of Class I common shares outstanding, basic and diluted	10,401	625	10,387	531

(1)Weighted-average number of shares excludes the convertible stock as they are not participating securities.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

NOTE 11 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10 million shares of its $0.01 par value preferred stock. As of both September 30, 2020 and December 31, 2019, no shares of preferred stock were issued or outstanding.

Convertible Stock

The Company’s charter authorized the Company to issue 50,000 shares of its $0.01 par value convertible stock. On August 5, 2016, the Company's board of directors approved the issuance of 50,000 convertible shares in exchange for 5,000 shares of Class A common stock. As of September 8, 2020, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, which were owned by the Advisor. The convertible stock was to convert into shares of the Company’s Class A common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 6% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company listed its common stock on a national securities exchange or the Company consummated a merger pursuant to which consideration received by the stockholders is securities of another issuer that are listed on a national securities exchange.

Each of these two events was a "Triggering Event."  Upon a Triggering Event, the Company's convertible stock was to be, unless its Advisory Agreement had been terminated or not renewed on account of a material breach by its Advisor, generally converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

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

On September 8, 2020, the Company redeemed all of its issued and outstanding convertible shares pursuant to that certain stock redemption agreement with the Advisor of even date therewith.

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

At September 30, 2020, shares of the Company's $0.01 par value Class A, Class T, Class R, and Class I common stock

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion (2)	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(18,914)
Class R share conversion (3)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at September 30, 2020	625,848		1,121,639		—		10,401,323

(1)	Includes 222,222 of Class A shares issued to RAI.
(2)	As part of the Self-Management Transaction, these shares were transferred by the Advisor.
(3)	On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Share Redemption Program

During the nine months ended September 30, 2020, the Company redeemed shares of its outstanding Class A, Class T, and Class I common stock, as follows:

	Class A		Class T		Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
April 2020	—	—	—	—	—	—
May 2020	—	—	—	—	—	—
June 2020	—	—	—	—	5,499	$9.01
July 2020	—	—	—	—	—	—
August 2020	—	—	—	—	—	—
September 2020	—	—	—	—	—	—
	5,484		3,587		7,915

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

SEPTEMBER 30, 2020

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

These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”).

On March 27, 2020, the board of directors of the Company suspended the share redemption program with exceptions for special redemptions. The suspension was effective as of April 29, 2020. On September 8, 2020, in connection with the execution of the REIT III Merger Agreement, the board of directors of the Company approved the full suspension of the share redemption program. The share redemption program suspension was effective immediately. On October 22, 2020, the board of directors of the Company reinstated the share redemption program solely for special redemptions, effective as of November 22, 2020.

While the share redemption program is partially suspended, both pending and new redemption requests for redemptions submitted other than in connection with a special redemption will not be honored or retained, but will be cancelled with the ability to resubmit if the share redemption program is fully resumed.

There were no redemption requests processed during the three months ended September 30, 2020, as a result of the suspension on September 8, 2020.

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

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the COVID-19 pandemic on its operations. There were no distributions declared during the nine months ended September 30, 2020.

The following table presents information regarding the Company's distributions paid to stockholders during the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended September 30, 2020
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

SEPTEMBER 30, 2020

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
September 30, 2020
Assets:
Interest rate caps	$—	$—	$—	$—

December 31, 2019
Assets:
Interest rate caps	$—	$—	$—	$—

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

The carrying and fair values of the Company’s mortgage notes payable-outstanding borrowings, which were not carried at fair value on the consolidated balance sheets at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable- outstanding borrowings	$145,279	$149,490	$147,148	$144,902

The carrying amount of the mortgage notes payable presented above is the outstanding borrowings excluding premium or discount and deferred finance costs, net. At September 30, 2020, the fair value of mortgage notes payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings. During the three and nine months ended September 30, 2020, the Company recorded $6,550 and $19,727, respectively, of hedge ineffectiveness in earnings. During the three and nine months ended September 30, 2019, the Company recorded $3,231 and $6,194, respectively, of hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. At September 30, 2020, the Company estimates that an additional $13,634 will be reclassified as an increase to interest expense over the next 12 months.

(Back to Index)

(Back to Index)

RESOURCE APARTMENT REIT III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
September 30, 2020	Interest rate caps	2	$53,722	April 1, 2021 and August 1, 2022
December 31, 2019	Interest rate caps	2	$54,145	August 1, 2020 and April 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$ —	Prepaid expenses and other assets	$ —	—	$ —	—	$ —

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

Operating expenses for the four fiscal quarters ended September 30, 2020 exceeded the charter imposed limitation; however, the conflicts committee of the Company's board of directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the non-recurring expenses incurred during the three months ended September 30, 2020 in connection with the proposed merger with REIT II.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements, other than elsewhere in the financial statements.

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

Pending Merger with Resource Real Estate Opportunity REIT II, Inc.

On September 8, 2020, we entered into a merger agreement (as described herein) to be acquired by Resource Real Estate Opportunity REIT II, Inc. (“REIT II”). This merger is a stock-for-stock transaction whereby we will be merged into a wholly owned subsidiary of REIT II.

REIT II Merger

On September 8, 2020, we, REIT II, RRE Opportunity OP II, LP, the REIT II operating partnership (“OP II”), Revolution III Merger Sub, LLC (“Merger Sub III”), a wholly owned subsidiary of REIT II, and Resource Apartment OP III, LP (“OP III”),our operating partnership, entered into an Agreement and Plan of Merger (the “REIT III Merger Agreement”).

Subject to the terms and conditions of the REIT III Merger Agreement, (i) we will merge with and into Merger Sub III, with Merger Sub III surviving as a direct, wholly owned subsidiary of REIT II (the “REIT III Company Merger”) and (ii) OP III will merge with and into OP II (the “REIT III Partnership Merger” and, together with the REIT III Company Merger, the “REIT III Merger”), with OP II surviving the REIT III Partnership Merger. At such time, the separate existence of us and OP III shall cease.

At the effective time of the REIT III Company Merger, each issued and outstanding share of our common stock (or fraction thereof) will be converted into the right to receive 0.925862 shares of common stock of REIT II.

At the effective time of the REIT III Partnership Merger, each unit of partnership interests in OP III outstanding immediately prior to the effective time of the REIT III Partnership Merger will be retired and will cease to exist. In addition, for each share of common stock of REIT II issued in the REIT III Company Merger, a common partnership unit will be issued by OP II to REIT II.

The obligations of each party to consummate the REIT III Merger are subject to a number of conditions, including receipt of the approval of the REIT III Merger and of an amendment to the our charter to delete certain provisions regarding roll-up transactions by the holders of a majority of our outstanding shares of common stock.

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

(Back to Index)

(Back to Index)

result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During the three months ended September 30, 2020, we had received July, August and September rent payments equal to approximately 96.8%, 96.0%, and 95.5%, respectively, of the billed rental income for the period as compared to pre-COVID-19 March 2020 collections of 98.3%. As of October 31, 2020, our October collections are 95.8% of the billed rental income for the period.

In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As of September 30, 2020, tenant receivables have increased by approximately $33,000 from March 31, 2020. In addition, we have modified our provision for bad debts estimate to include a partial provision for tenant receivables less than 90 days past due, which contributed to an increase in the provision for bad debts of approximately $56,000 from March 31, 2020. In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which will have aided in the payment of rent due. The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected.

The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot however, be determined at present. In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates or lease vacant units, in particular if our current tenants default on their leases and vacate. We continue to waive late fees, halt evictions where applicable federal, state or local restrictions are in effect, and offer a payment deferral plan to residents who have been adversely financially impacted by the COVID-19 pandemic. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio. In addition, we have taken measures to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective April 29, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

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

(Back to Index)

(Back to Index)

aggregate portfolio leverage of 67%. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

We were formed on July 15, 2015. We commenced active real estate operations on August 19, 2016 with the acquisition of our first multifamily property. Since our inception, we have acquired interests in seven multifamily properties. At September 30, 2020, we owned six multifamily properties.

Through September 30, 2020, the COVID-19 pandemic has not significantly impacted our operating results. We expect, however, that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak may adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth the results of our operations:

	Three Months Ended September 30,
	2020	2019
Revenues:
Rental income	$5,277	$4,874
Total revenues	5,277	4,874

Expenses:
Rental operating - expenses	1,092	1,037
Rental operating - payroll	509	505
Rental operating - real estate taxes	662	742
Subtotal- rental operating	2,263	2,284
Management fees - related parties	803	780
General and administrative	420	320
Transaction costs	964	—
Loss on disposal of assets	21	66
Depreciation and amortization expense	2,232	2,594
Total expenses	6,703	6,044
Loss before other income (expense)	(1,426)	(1,170)

Other income (expense):
Interest income	13	53
Interest expense	(1,343)	(1,642)
Total other income (expense)	(1,330)	(1,589)
Net loss	$(2,756)	$(2,759)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the four properties that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Rental income	$5,277	$—	$—	$5,277	$4,822	$52	$—	$4,874
Total revenues	5,277	—	—	5,277	4,822	52	—	4,874

Expenses:
Rental operating -expenses	1,091	1	—	1,092	1,030	7	—	1,037
Rental operating - payroll	509	—	—	509	504	1	—	505
Rental operating - real estate taxes	662	—	—	662	735	7	—	742
Subtotal- rental operating	2,262	1	—	2,263	2,269	15	—	2,284
Management fees - related parties	236	—	567	803	224	2	554	780
Transaction costs	—	—	964	964	—	—	—	—
General and administrative (1)	178	—	242	420	148	7	165	320
Loss on disposal of assets	21	—	—	21	66	—	—	66
Depreciation and amortization expense	2,232	—	—	2,232	2,582	12	—	2,594
Total expenses	4,929	1	1,773	6,703	5,289	36	719	6,044
Income/(loss) before other income (expense)	348	(1)	(1,773)	(1,426)	(467)	16	(719)	(1,170)

Other income (expense):
Interest income	1	—	12	13	6	—	47	53
Interest expense	(1,343)	—	—	(1,343)	(1,630)	(12)	—	(1,642)
Total other income (expense)	(1,342)	—	12	(1,330)	(1,624)	(12)	47	(1,589)
Net (loss)/income	$(994)	$(1)	$(1,761)	$(2,756)	$(2,091)	$4	$(672)	$(2,759)

(1)Includes approximately $11,000 in COVID-19 related expenses for three months ended September 30, 2020.

(Back to Index)

(Back to Index)

Total revenues

Total revenues for the three months ended September 30, 2020 increased by $400,000 as compared to the three months ended September 30, 2019 primarily due to increases across the portfolio due to lower vacancies due to halting evictions where applicable federal, state or local restrictions were in effect due to COVID-19 and the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations.

Transaction costs

During the three months ended September 30, 2020, we expensed approximately $964,000 of professional fees in connection with the pending merger with REIT II.

General and administrative

General and administrative expense for the three months ended September 30, 2020 increased by approximately $100,000 as compared to the three months ended September 30, 2019 due to increase in professional fees.

Depreciation and amortization

Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.

Depreciation expense for the three months ended September 30, 2020 increased by approximately $180,000 as compared to the three months ended September 30, 2019 primarily due to an increase in capital expenditures across the entire portfolio through September 30, 2020.

Amortization expense for the three months ended September 30, 2020 decreased by approximately $542,000 as compared to the three months ended September 30, 2019 due to in-place leases being fully amortized at September 30, 2020.

Interest expense

Interest expense for the three months ended September 30, 2020 decreased by approximately $299,000 as compared to the three months ended September 30, 2019 due to lower interest rates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019
Revenues:
Rental income	$15,498	$12,621
Total revenues	15,498	12,621

Expenses:
Rental operating - expenses	3,010	2,529
Rental operating - payroll	1,489	1,288
Rental operating - real estate taxes	2,097	1,818
Subtotal- rental operating	6,596	5,635
Property management fees	—	5
Management fees - related parties	2,376	1,985
Transaction costs	964	—
General and administrative	1,191	1,715
Loss on disposal of assets	223	284
Depreciation and amortization expense	6,827	7,047
Total expenses	18,177	16,671
Loss before net gains on dispositions	(2,679)	(4,050)
Net gain on disposition of property	530	—
Loss before other income (expense)	(2,149)	(4,050)

Other income (expense):
Interest income	49	206
Interest expense	(4,262)	(4,302)
Total other income (expense)	(4,213)	(4,096)
Net loss	$(6,362)	$(8,146)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the four properties that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented and company level activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total	Properties owned both periods	Properties purchased/sold during either period	Company level activity	Total
Revenues:
Rental income	$10,505	$4,993	$—	$15,498	$9,714	$2,907	$—	$12,621
Total revenues	10,505	4,993	—	15,498	9,714	2,907	—	12,621

Expenses:
Rental operating -expenses	1,902	1,108	—	3,010	1,878	651	—	2,529
Rental operating - payroll	1,000	489	—	1,489	981	307	—	1,288
Rental operating - real estate taxes	1,243	854	—	2,097	1,248	570	—	1,818
Subtotal- rental operating	4,145	2,451	—	6,596	4,107	1,528	—	5,635
Property management fees	—	—	—	—	—	5	—	5
Management fees - related parties	688	—	1,688	2,376	437	120	1,428	1,985
Transaction costs	—	—	964	964	—	—	—	—
General and administrative (1)	83	400	708	1,191	256	75	1,384	1,715
Loss on disposal of assets	146	77	—	223	234	50	—	284
Depreciation and amortization expense	6,652	175	—	6,827	5,054	1,993	—	7,047
Total expenses	11,714	3,103	3,360	18,177	10,088	3,771	2,812	16,671
Loss before net gains on dispositions	(1,209)	1,890	(3,360)	(2,679)	(374)	(864)	(2,812)	(4,050)
Net gain on disposition of property	—	530	—	530	—	—	—	—
(Loss)/income before other income (expense)	(1,209)	2,420	(3,360)	(2,149)	(374)	(864)	(2,812)	(4,050)

Other income (expense):
Interest income	8	1	40	49	5	2	199	206
Interest expense	(4,339)	77	—	(4,262)	(3,422)	(880)	—	(4,302)
Total other income (expense)	(4,331)	78	40	(4,213)	(3,417)	(878)	199	(4,096)
Net (loss)/income	(5,540)	2,498	(3,320)	(6,362)	(3,791)	(1,742)	(2,613)	(8,146)

(1)	Includes approximately $24,000 in COVID-19 related expenses for nine months ended September 30, 2020.

(Back to Index)

(Back to Index)

Total revenues

Total revenues for the nine months ended September 30, 2020 increased by $2.8 million as compared to the nine months ended September 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Revenue for this property was approximately $2.4 million for the nine months ended September 30, 2020 as compared to approximately $833,000 for the nine months ended September 30, 2019. In addition, the increase also reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations.

Rental operating - expenses, payroll, and real estate taxes

Rental operating - expenses, payroll, and real estate taxes for the nine months ended September 30, 2020 increased by approximately $961,000 as compared to the nine months ended September 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Rental operating expenses for this property were approximately $1.1 million for the nine months ended September 30, 2020 as compared to approximately $357,000 for the nine months ended September 30, 2019.

Management fees - related parties

Management fees - related parties expense for the nine months ended September 30, 2020 increased by approximately $391,000 as compared to the nine months ended September 30, 2019 due to an increase in asset management fees due to the purchase of Summit during the nine months ended September 30, 2019.

Transaction costs

During the nine months ended September 30, 2020, we expensed approximately $964,000 of professional fees in connection with the pending merger with REIT II.

General and administrative

General and administrative expense for the nine months ended September 30, 2020 decreased by approximately $524,000 as compared to the nine months ended September 30, 2019 due to a decrease in allocated expenses effective July 1, 2019.

Depreciation and amortization

Depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.

Depreciation expense for the nine months ended September 30, 2020 increased by approximately $1.2 million as compared to the nine months ended September 30, 2019 primarily due to the purchase of Summit Apartments on June 24, 2019. Depreciation expense for this property was approximately $890,000 for the nine months ended September 30, 2020 as compared to approximately $277,000 for the nine months ended September 30, 2019. In addition, an increase in capital expenditures led to higher depreciation expense across the entire portfolio for the nine months ended September 30, 2020.

Amortization expense for the nine months ended September 30, 2020 decreased by approximately $1.4 million as compared to the nine months ended September 30, 2019 due to in-place leases being fully amortized at September 30, 2020.

Interest income

Interest income for the nine months ended September 30, 2020 decreased by approximately $157,000 as compared to the nine months ended September 30, 2019 due to lower interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as a decrease in the cash balances held by us from October 1, 2019 to September 30, 2020.

Interest expense

Interest expense for the nine months ended September 30, 2020 decreased by approximately $40,000 as compared to the nine months ended September 30, 2019 due to lower interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207740), covering a public offering of up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). Purchases under our DRIP have been suspended as of April 1, 2020 when our board of directors determined to suspend distributions in order to offset any disruptions in rents that may occur as a result of the impact of COVID-19 on our operations.

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

We anticipate deriving the capital required to conduct our operations from our operating income, the proceeds of our DRIP offering, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. At September 30, 2020, we have purchased seven properties using both offering proceeds and debt financing and have sold one property.

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

Capital Expenditures

We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations. During the nine months ended September 30, 2020, we deployed capital expenditures as follows (in thousands):

Multifamily Community	Capital deployed during nine months ended September 30, 2020	Remaining capital budgeted
Payne Place	$—	$—
Bay Club	248	487
Tramore Village	649	962
Matthews	416	1,286
Kensington	294	1,120
Wimbledon Oaks	909	710
Summit	615	2,263
	$3,131

(Back to Index)

(Back to Index)

Gross offering proceeds

At September 30, 2020, shares of our $0.01 par value Class A, Class T, Class R, and Class I common stock have been issued as follows (dollars in thousands):

	Class A		Class T		Class R		Class I
	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds	Shares Issued	Gross Proceeds
Shared issued through primary offering (1)	586,207	$5,601	1,049,996	$9,943	9,356,068	$89,917	624,325	$5,760
Shares issued through stock dividends	12,860	—	15,495	—	—	—	—	—
Shares issued through distribution reinvestment plan	34,179	318	91,763	834	356,453	3,244	115,513	1,050
Shares issued in conjunction with the Advisor's initial investment, net of 5,000 share conversion (2)	15,000	200	—	—	—	—	—	—
Total	648,246	$6,119	1,157,254	$10,777	9,712,521	$93,161	739,838	$6,810
Shares redeemed and retired	(22,398)		(35,615)		(32,122)		(18,914)
Class R share conversion (3)	—		—		(9,680,399)		9,680,399
Total shares issued and outstanding at September 30, 2020	625,848		1,121,639		—		10,401,323

(1)Includes 222,222 of Class A shares issued to RAI.

(2)As part of the Self-Management Transaction, these shares were transferred by the Advisor.

(3)On November 1, 2019, all outstanding Class R shares converted to Class I shares.

Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	September 30, 2020			December 31, 2019
Collateral	Outstanding Borrowings	Deferred Financing Costs, net	Carrying Value	Outstanding borrowings	Deferred Financing Costs, net	Carrying Value
Payne Place	$—	$—	$—	$1,525	$(28)	$1,497
Bay Club	21,054	(172)	20,882	21,398	(208)	21,190
Tramore Village	32,625	(259)	32,366	32,625	(304)	32,321
Matthews Reserve	23,850	(231)	23,619	23,850	(267)	23,583
The Park at Kensington	21,760	(225)	21,535	21,760	(260)	21,500
Wimbledon Oaks	18,410	(206)	18,204	18,410	(235)	18,175
Summit	27,580	(303)	27,277	27,580	(343)	27,237
Total	$145,279	$(1,396)	$143,883	$147,148	$(1,645)	$145,503

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.

As of September 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 3.39%.

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

(Back to Index)

(Back to Index)

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

As of September 30, 2020, we have incurred $9.2 million for public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. Initially, we had paid approximately $249,000 of these costs directly and our Advisor advanced $9.0 million on our behalf.

Of this total, we have charged $4.4 million to equity, which represents the portion of deferred offering costs allocated to each share of common stock sold in the public offering and is the maximum liability for organization and offering costs, based on the 4.0% limit described above. Due to the maximum liability of $4.4 million, we are responsible for the $249,000 initially paid by us and $4.2 million of the advance from our Advisor. An adjustment was made during the year ended December 31, 2019, to relieve us from the remaining $4.8 million liability due to our Advisor. As of September 30, 2020, we have reimbursed $2.9 million to our Advisor for deferred organization and offering expenses.

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

(Back to Index)

(Back to Index)

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

Operating Expenses

At the end of each fiscal quarter, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the Conflicts Committee of our Board has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four quarters ended September 30, 2020 exceeded the charter imposed limitation; however, the Conflicts Committee of our board of directors determined that the relationship of our operating expenses to its average invested assets was justified for these periods given the non-recurring expenses incurred during the three months ended September 30, 2020 in connection with the proposed merger with REIT II.

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

Distributions

For the nine months ended September 30, 2020, we paid aggregate distributions, as follows (in thousands):

	Nine Months Ended September 30, 2020
	Class A	Class T	Class R	Class I	Total
True-up of prior year cash distributions declared	$—	$27	$—	$4	$31

Distributions reinvested in shares of common stock paid	$24	$89	$—	$744	$857
Cash distributions paid	60	61	—	640	761
Total distributions paid	$84	$150	$—	$1,384	$1,618

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations.

(Back to Index)

(Back to Index)

Distributions paid and sources of distributions paid were as follows for the nine months ended September 30, 2020 (in thousands):

	Distributions Paid				Sources of Distributions Paid
					Property Dispositions	Offering Proceeds
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash (Used in)/ Provided by Operating Activities	Amount Paid/ Percent of Total	Amount Paid / Percent of Total
First quarter	$761	$857	$1,618	$(1,861)	$530 / 33%	$1,088 / 67%
Second quarter	—	—	—	(224)	- / -	- / -
Third quarter	—	—	—	170	- / -	- / -
Total	$761	$857	$1,618	$(1,915)

Cash distributions paid since inception were as follows (in thousands):

Fiscal Period Paid	Per Share (1)	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
12 months ended December 31, 2016	$0.000547945 per day	$4	$11	15
Seven months ended July 31, 2017	$0.000547945 per day	41	48	89
Five months ended December 31, 2017	$0.001434521 per day	248	228	476
Six months ended June 30, 2018	$0.001434521 per day	606	496	1,102
Six months ended December 31, 2018	$0.001458630 per day	923	781	1,704
Three months ended March 31, 2019	$0.001458630 per day	577	493	1,070
Nine months ended December 31, 2019	$0.001469178 per day	2,189	1,964	4,153
Nine months ended September 30, 2020	$0.001469178 per day	857	761	1,618
		$5,445	$4,782	$10,227

(1)Distributions for Class T and Class R shareholders were reduced for the distribution and shareholder servicing fee through October 31, 2019.

Our net loss attributable to common stockholders for the nine months ended September 30, 2020 was $6.4 million and net cash used in operating activities was $1.9 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through September 30, 2020 are $10.2 million and $27.8 million, respectively. We have funded our cumulative distributions, which include net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from our public offering, proceeds from debt financing and proceeds from property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

The following section presents our calculation of FFO, MFFO and AFFO, in addition to providing additional information related to our operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net loss - GAAP	$(2,756)	$(2,759)	$(6,362)	$(8,146)
Net gain on disposition of property	—	—	(530)	—
Depreciation expense	2,232	2,052	6,654	5,397
FFO attributable to common stockholders	(524)	(707)	(238)	(2,749)
Adjustments for straight-line rents	5	—	2	11
Amortization of intangible lease assets	—	542	173	1,650
MFFO attributable to common stockholders	(519)	(165)	(63)	(1,088)
Net gain on disposition of property	—	—	530	—
AFFO attributable to common stockholders	$(519)	$(165)	$467	$(1,088)

Basic and diluted net loss per common share - GAAP	$(0.23)	$(0.23)	$(0.52)	$(0.74)
FFO per share	$(0.04)	$(0.06)	$(0.02)	$(0.25)
MFFO per share	$(0.04)	$(0.01)	$(0.01)	$(0.10)
AFFO per share	$(0.04)	$(0.01)	$0.04	$(0.10)
Weighted average shares outstanding (1)	12,149	11,760	12,135	11,051

(Back to Index)

(Back to Index)

(1)None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of both September 30, 2020 and 2019.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2019 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Subsequent Events

We have evaluated subsequent events and determined that no events have occurred which would require an adjustment to or additional disclosure in the consolidated financial statements, other than elsewhere in the financial statements.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All securities sold by us during the nine months ended September 30, 2020 were sold in an offering registered under the Securities Act of 1933.

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

Shares repurchased in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility (“special redemptions”) are repurchased at a price per share equal to 100% of the current NAV.

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

Unless the shares of our common stock were repurchased in connection with a special redemption, the purchase price for shares repurchased under our share repurchase program were as set forth below as of September 30, 2020:

Share Purchase Anniversary	Redemption Price
Less than 1 year	No repurchase allowed
1 year	$8.33
2 years	$8.56
3 years	$8.78
4 years	$9.01

(Back to Index)

(Back to Index)

During the nine months ended September 30, 2020, we redeemed shares of our Class A, Class T and Class I common stock as follows:

	Class A		Class T		Class I
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	—	—	—	—	—
February 2020	—	—	—	—	—	—
March 2020	5,484	$8.89	3,587	$8.89	2,416	$8.44
April 2020	—	—	—	—	—	—
May 2020	—	—	—	—	—	—
June 2020	—	—	—	—	5,499	$9.01
July 2020	—	—	—	—	—	—
August 2020	—	—	—	—	—	—
September 2020	—	—	—	—	—	—
	5,484		3,587		7,915

On March 27, 2020, our board of directors suspended the share redemption program with exceptions for special redemptions. The suspension was effective as of April 29, 2020. On September 8, 2020, in connection with the execution of the REIT III Merger Agreement, our board of directors approved the full suspension of the share redemption program effective immediately and resumed it on October 22, 2020 to be effective as of November 22, 2020 with respect to special redemptions. While the share redemption program is partially suspended, both pending and new redemption requests for redemptions submitted other than in connection with special redemptions not be honored or retained, but will be cancelled with the ability to resubmit if the share redemption program is fully resumed.

There were no redemption requests processed during the three months ended September 30, 2020, as a result of the suspension on September 8, 2020.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Resource Real Estate Opportunity REIT II, Inc., RRE Opportunity OP II, LP, Revolution III Merger Sub LLC, Resource Apartment REIT III, Inc. and Resource Apartment OP III, LP, dated September 8, 2020 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 11, 2020)

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-207740) filed April 11, 2016)

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

10.1

Stock Redemption Agreement by and between the Resource Apartment REIT III, Inc. and Resource REIT Advisor, LLC, dated September 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 2020)

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

RESOURCE APARTMENT REIT III, INC.

November 10, 2020	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 10, 2020	By:	/s/ Thomas C. Elliott
Thomas C. Elliott
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)

November 10, 2020	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)